Form 10-Q
period 2010-06-30
I-Web Media, Inc.
filed 2010-08-16
CIK 1494214

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

                        COMMISSION FILE NUMBER: 000-54012


                                I-WEB MEDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                                                27-2506234
(State of Incorporation)                             (I.R.S. Employer ID Number)

                                2629 Regent Road
                           Carlsbad, California 92010
                                Tel: 858-775-2588
          (Address and telephone number of principal executive offices)

                                   Copies to:
                             Daniel C. Masters, Esq.
                                  P. O. Box 66
                               La Jolla, CA 92038
                              (858) 459-1133 - Tel
                              (858) 459-1103 - Fax

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of Registrant's shares of common stock, $0.0001 par value, outstanding as of August 11, 2010 was 11,125,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2010, prepared by the company, immediately follow.

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (unaudited)

                                                                      As of
                                                                     June 30,
                                                                       2010
                                                                     --------
ASSETS

Assets
  Cash                                                               $ 27,250
                                                                     --------

      TOTAL ASSETS                                                   $ 27,340
                                                                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                     $    910
                                                                     --------

      TOTAL LIABILITIES                                              $    910
                                                                     ========

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.0001 par value:
    100,000,000 shares authorized, 11,125,000 shares
    issued and outstanding as of May 31, 2010                        $  1,112
  Preferred stock, $0.0001 par value:
    20,000,000 shares authorized, no shares issued
    and outstanding as of May 31, 2010                                     --
  Additional paid in capital                                           29,008
  Deficit accumulated during the development stage                     (3,780)
                                                                     --------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                             26,340
                                                                     --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $ 27,250
                                                                     ========


                        See Notes to Financial Statements

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                Period From
                                                               April 29, 2010
                                                               (Inception) to
                                                                  June 30,
                                                                    2010
                                                                ------------

REVENUE                                                         $         --
                                                                ------------
      Total Revenue                                                       --

EXPENSES
  Professional Exps                                                    3,780
  General & Admin Exps                                                    --
                                                                ------------
  Operating Expense                                                    3,780
                                                                ------------

OPERATING INCOME (LOSS)                                               (3,780)

OTHER INCOME (EXPENSE)
  Current Income Tax                                                      --
  Income Tax Benefit                                                      --
                                                                ------------

NET INCOME (LOSS)                                                     (3,780)
                                                                ============

Basic & Diluted (Loss) per Share                                       (0.00)
                                                                ------------

Weighted average number of common shares outstanding              11,125,000



                        See Notes to Financial Statements

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 From inception, April 29, 2010 to June 30, 2010
                                   (unaudited)


                                                                          Deficit
                                                                        Accumulated
                                    Common Stock         Additional       During          Total
                               --------------------       Paid-in       Development    Stockholders
                               Shares        Amount       Capital          Stage          Equity
                               ------        ------       -------          -----         -------
Common Stock Issued
 Per Court Order
 April 29, 2010               1,085,000     $    108      $     --       $     --       $    108

Common Stock Issued
 To Officers
 April 29, 2010              10,040,000        1,004        29,008             --         30,012

Net loss for period
 Ended June 30, 2010                 --           --            --         (3,780)        (3,780)
                            -----------     --------      --------       --------       --------

Balance, June 30, 2010       11,125,000     $  1,112      $ 29,008       $ (3,780)      $ 26,340
                            ===========     ========      ========       ========       ========


                        See Notes to Financial Statements

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 From inception, April 29, 2010 to June 30, 2010
                                   (unaudited)

                                                                    Period From
                                                                  April 29, 2010
                                                                  (inception) to
                                                                      June 30,
                                                                       2010
                                                                     --------
CASH FLOWS FROM  OPERATING ACTIVITIES
  Net Income (Loss)                                                  $ (3,780)
                                                                     --------
  Adjustments to reconcile net income (loss) to net
   cash (used in) operations
     Stock issued for service                                             120
     Increase in Accounts Payable                                         910
                                                                     --------
           NET CASH PROVIDED BY (USED IN) OPERATIONS                   (2,750)
                                                                     --------
CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY INVESTING ACTIVITIES                       --
                                                                     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                                30,000
                                                                     --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                   30,000
                                                                     --------
NET INCREASE (DECREASE)                                                27,250
                                                                     --------
CASH BEGINNING OF PERIOD                                                   --
                                                                     --------

CASH END OF PERIOD                                                   $ 27,250
                                                                     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                      $     --
                                                                     --------
  Income taxes paid                                                  $     --
                                                                     --------

                        See Notes to Financial Statements

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2010


NOTE 1. NATURE AND BACKGROUND OF BUSINESS

I-Web Media, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on April 29, 2010. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which AP had in the development of a website design and internet marketing business; and (2) issue shares of its common stock to AP's general unsecured creditors, to its administrative creditors, and to its shareholders.

The Company has established its own website and is advertising its services to potential customers. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

b.   BASIC EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification ("ASC"). The ASC specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.

c.   ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles of the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

d.   CASH and CASH EQUIVALENT

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

e.   REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2010


f.   STOCK-BASED COMPENSATION

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

g.   INCOME TAXES

The Company accounts for its income taxes in accordance with the FASB ASC No. 740, "Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

h.   IMPACT OF NEW ACCOUNTING STANDARDS

FASB ASC 105-10-65, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature:
FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"), issued June 2009), establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company's financial statements.

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which is included in the FASB ASC Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

NOTE 3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,280 as of May 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2010


the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of May 31, 2010, there were a total of 11,125,000 common shares issued and outstanding.

The Company's first issuance of common stock, totaling 1,085,000 shares, took place on April 29, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP"). The Court ordered the distribution of shares in I-Web Media, Inc. to all general unsecured creditors of AP, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all shareholders of AP, with these shareholders to receive their PRO RATA share (according to number of shares held) of a pool of 5,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all administrative creditors of AP, with these creditors to receive one share of common stock in the Company for each $0.10 of AP's administrative debt which they held. These shares were also distributed on April 29, 2010.

The Court also ordered the distribution of warrants in the Company to all administrative creditors of AP, with these creditors to receive five warrants in the Company for each $0.10 of AP's administrative debt which they held. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $5.00. All warrants are exercisable at any time prior to January 4, 2014. This warrant distribution also took place on April 29, 2010.

Also on April 29, 2010 a total of 10,040,000 common shares were issued in a private placement for total consideration of $30,000. This resulted in a per share price of approximately $0.003.

As a result of these issuances there were a total 11,125,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at May 31, 2010.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of May 31, 2010 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2010


NOTE 5. INCOME TAXES

The Company has incurred operating losses of $3,780, which, if not utilized, will begin to expire in 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of deferred tax assets are as follows:

                                                                     2010
                                                                   --------
Deferred tax assets:
  Net  operating  loss (from  inception  to June 30, 2010)         $  3,780
  Statutory tax rate (combined federal and state)                        34%
  Deferred tax assets                                                 1,285
  Valuation allowance                                              $ (1,285)
                                                                   --------

                                                                   $     --
                                                                   ========

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in additional business activities. As a result, such persons may face a conflict interest between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. WARRANTS AND OPTIONS

On April 29, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company's common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP") to the administrative creditors of AP. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $5.00. All warrants are exercisable at any time prior to January 4, 2014. As of the date of this report, no warrants have been exercised.

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2010


The fair value of these warrants was estimated at the date of the Company's inception, April 29, 2010, which was also the date of the grant, using the Black-Scholes Option Pricing Model with current value of the stock at $0.0001 (par value) since there is no market for the stock at the time; dividend yield of 0%; risk-free interest rate of 2.49% (5 year Treasury Note rate at the issue date); and expiration date of 3.69 years. Since the stock does not trade, and since its par value is $0.0001, the fair value of the warrants came out to be zero.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2010. There are no subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

BUSINESS AND PLAN OF OPERATION

     I-Web Media, Inc. (the "Company"), was incorporated on April 29, 2010 under the laws of the State of Delaware. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which AP had in the development of a website design and internet marketing business; and (2) issue shares of its common stock to AP's general unsecured creditors, to its administrative creditors, and to its shareholders in order to enhance their opportunity to recover from the bankruptcy estate.

     I-Web Media, Inc. is a new website design service. At first, we plan to design, build, and update static and dynamic websites for customers and provide our e-commerce customers with shopping cart solutions. We plan to expand these services in the future to include other technology solutions for small and medium-sized businesses to help them build and maintain an effective internet presence. We expect future offerings will include internet marketing and advertising and search engine optimization. Our objective is to develop a position as a provider of Web services for small to medium-sized businesses. We believe the small and medium-sized business market offers us the best opportunity to build a Web services company. We believe this is an attractive market because it is large, because these businesses need an affordable solution to their Web services requirements, and because they are typically too small to bring these services in house.

RESULTS OF OPERATIONS

     As noted above, the Company was recently organized and has as yet realized no sales or revenues. It has conducted no operations other than development of its own web site, limited solicitation of potential customers, organizational efforts, and the preparation of a Form 10 filing. The Company's website displays examples of the types of website the Company is capable of providing, but these are not actual customers. Expenses as of the date of this filing have totaled $3,780 and were associated primarily with the filing of its Form 10. Management believes that it can maintain the recurring cost associated with being a reporting issuer at $10,000 per year or less until such time as the Company has revenues of approximately $100,000, at which point Management expects legal and accounting costs to rise. Management does not expect these costs to result in the need for additional capital within the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

     1) Liquidity: The Company had cash reserves of $29,750 and no other liquid instruments at May 31, 2010 and had cash reserves of $27,250 as of June 30, 2010. It is anticipated that we will incur only nominal expenses during the early stages of the implementation of the business plan described herein, and that expenses will increase only as we develop revenues. Our expenses for the period from inception (April 29, 2010) through June 30, 2010 totaled $3,780. Because of the current fragile state of the economy and the reluctance we have seen among small businesses to spend on new websites, we expect this period of nominal expenses to continue for the next 12 months. Our two officers are unpaid at this time and have agreed that they will not accept payment until revenues will permit payment without creating a negative cash flow. Our technology manager will be paid for client services performed, however his payment will be limited to 75% of funds received from client billings. In view of the low level of projected expenses, we believe that cash reserves will be sufficient to meet these needs during the next 12 months. This is discussed further below under "Capital Resources."

     2) Capital Resources: As noted above, the Company's only capital resources consist of $27,250 in cash. The Company's two officers and directors believe this to be sufficient to meet operating needs for the next 12 months since the Company has no payroll expense and no office expense, office space being provided at no cost by one of the officers. Management also expects there will be no sales or marketing expense since it expects to market through Craigslist and possibly other free sites and through managements' own network of business and social contacts. The cost of services provided will be a percentage of revenues (75% of gross revenues on each contract will be paid to our Technology Manager, Derrick Johnson) and therefore a gross profit will be realized on each sale. Our other projected operating expenses are the legal and accounting costs associated with being a public company and management believes that present cash reserves will be sufficient to meet these needs during the next 12 months. Finally, if additional cash is required, our two officers and directors have agreed to advance needed funds on an interest free loan basis, provided they are officers and directors at the time the loan is made.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is in the development stage and has not realized any revenues from operations.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the period ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     There have been no material changes to the risks to our business from those described in our amended Form 10 filing as filed with the SEC on August 12, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company's first issuance of common stock, totaling 1,085,000 shares, took place on April 29, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP"). The Court ordered the distribution of 1,085,000 shares in I-Web Media, Inc. to all general unsecured creditors of AP, all administrative creditors of AP, and all shareholders of AP. Also on April 29, 2010 the Company issued 10,040,000 restricted shares of its common stock. 10,000,000 restricted shares were issued to its President, Kenneth S. Barton; the total consideration paid for these shares was $30,000 or approximately $0.003 per share. On the same date the Company issued 10,000 shares to its Secretary and Treasurer, Anthony Turnbull, and a total of 30,000 shares to two attorneys; these shares were issued for services. Proceeds were used to pay for the Company's organizational costs and Form 10-12G filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

No.                                Description
---                                -----------

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2010                  I-WEB MEDIA, INC.


                                   By: /s/ Kenneth S. Barton
                                       -----------------------------------------
                                       Kenneth S. Barton
                                       President, CEO and Director


                                   By: /s/ Anthony R. Turnbull
                                       -----------------------------------------
                                       Anthony R. Turnbull
                                       CFO, Secretary, and Director