Form 10-Q/A
period 2010-06-30
I-Web Media, Inc.
filed 2010-09-10
CIK 1494214

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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
                                                                     ========


                        See Notes to Financial Statements

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                Period From
                                                               April 29, 2010
                                                               (Inception) to
                                                                  June 30,
                                                                    2010
                                                                ------------

REVENUE                                                         $         --
                                                                ------------
      Total Revenue                                                       --

EXPENSES
  Professional Exps                                                    3,780
  General & Admin Exps                                                    --
                                                                ------------
  Operating Expense                                                    3,780
                                                                ------------

OPERATING INCOME (LOSS)                                               (3,780)

OTHER INCOME (EXPENSE)
  Current Income Tax                                                      --
  Income Tax Benefit                                                      --
                                                                ------------

NET INCOME (LOSS)                                               $     (3,780)
                                                                ============

Basic & Diluted (Loss) per Share                                $      (0.00)
                                                                ------------

Weighted average number of common shares outstanding              11,125,000



                        See Notes to Financial Statements

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 From inception, April 29, 2010 to June 30, 2010
                                   (unaudited)

                                                                          Deficit
                                                                        Accumulated
                                    Common Stock         Additional       During          Total
                               --------------------       Paid-in       Development    Stockholders
                               Shares        Amount       Capital          Stage          Equity
                               ------        ------       -------          -----         -------
Common Stock Issued
 Per Court Order
 April 29, 2010               1,085,000     $    108      $     --       $     --       $    108

Common Stock Issued
 to Officers
 April 29, 2010              10,040,000        1,004        29,008                        30,012

Net loss for period
 ended June 30, 2010                                                       (3,780)        (3,780)
                            -----------     --------      --------       --------       --------

Balance, June 30, 2010       11,125,000     $  1,112      $ 29,008       $ (3,780)      $ 26,340
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

NOTE 3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,280 as of May 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2010


future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

     As of June 30, 2010 we had only nominal assets and no revenues or sales of our services. As a result, we should be considered a shell company as that term is defined by the SEC.

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

Date: September 9, 2010                I-WEB MEDIA, INC.


                                       By: /s/ Kenneth S. Barton
                                           ---------------------------------
                                           Kenneth S. Barton
                                           President, CEO and Director


                                       By: /s/ Anthony R. Turnbull
                                           ---------------------------------
                                           Anthony R. Turnbull
                                           CFO, Secretary, and Director