Form 10-Q
period 2010-09-30
I-Web Media, Inc.
filed 2010-11-02
CIK 1494214

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of Registrant's shares of common stock, $0.0001 par value, outstanding as of October 27, 2010 was 11,125,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2010, prepared by the company, immediately follow.

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (unaudited)

                                                                     As of              As of
                                                                 Sept 30, 2010       May 31, 2010
                                                                 -------------       ------------
ASSETS

Assets
  Cash                                                              $ 26,774           $ 29,750
                                                                    --------           --------

      TOTAL ASSETS                                                  $ 26,774           $ 29,750
                                                                    ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                    $ 15,410           $    910
                                                                    --------           --------

      TOTAL LIABILITIES                                             $ 15,410           $    910
                                                                    ========           ========

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.0001 par value:
   100,000,000 shares authorized, 11,125,000 shares issued
    and outstanding as of September 30, 2010                        $  1,112           $  1,112
  Preferred stock, $0.0001 par value:
   20,000,000 shares authorized, no shares issued
    and outstanding as of September 30, 2010                              --
  Additional paid in capital                                        $ 29,008           $ 29,008
  Deficit accumulated during devel. stage                            (18,756)            (1,280)
                                                                    --------           --------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                            11,364             28,840
                                                                    --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 26,774           $ 29,750
                                                                    ========           ========


                        See Notes to Financial Statements

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                        Period From
                                           Three Months                                April 29, 2010
                                              Ended               Period Ended         (Inception) to
                                          Sept 30, 2010           May 31, 2010          Sept 30, 2010
                                          -------------           ------------          -------------
REVENUE                                    $         --           $         --           $         --
                                           ------------           ------------           ------------
Total Revenue                                        --                     --                     --

EXPENSES
  Professional Exps                              15,000                  1,280                 18,780
  General & Admin Exps                               --                     --                     --
                                           ------------           ------------           ------------
Operating Expense                                15,000                  1,280                 18,780
                                           ------------           ------------           ------------

OPERATING INCOME (LOSS)                         (15,000)                (1,280)               (18,780)

OTHER INCOME (EXPENSE)                               24                     --                     24

Current Income Tax                                   --                     --                     --
                                           ------------           ------------           ------------

NET INCOME (LOSS)                          $    (14,976)          $     (1,280)          $    (18,756)
                                           ============           ============           ============

Basic & Diluted (Loss) per Share                (0.0014)               (0.0001)               (0.0017)
                                           ------------           ------------           ------------
Weighted average number of common
 shares outstanding                          11,125,000             11,125,000             11,125,000


                        See Notes to Financial Statements

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended Sept. 30, 2010
                                   (unaudited)


                                                                                           Period From
                                                     Three Months                         April 29, 2010
                                                        Ended          Period Ended       (Inception) to
                                                    Sept 30, 2010      May 31, 2010       Sept 30, 2010
                                                    -------------      ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                   $(15,000)          $ (1,280)          $(18,780)
                                                      --------           --------           --------
Adjustments to reconcile net income (loss) to net
  cash (used in) operations
    Stock issued for service                                --                120                120
    Increase in Accounts Payable                        14,500                910                 --
                                                      --------           --------           --------

NET CASH PROVIDED BY (USED IN) OPERATIONS                 (500)              (250)            (3,250)
                                                      --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                   24                 --                 24
                                                      --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                     --             30,000             30,000
                                                      --------           --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   --             30,000             30,000
                                                      --------           --------           --------
NET INCREASE (DECREASE)                                   (476)            29,750             (3,226)
                                                      --------           --------           --------
CASH BEGINNING OF PERIOD                                27,250                 --                 --
                                                      --------           --------           --------

CASH END OF PERIOD                                    $ 26,774           $ 27,250           $ 26,774
                                                      ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                       $     --           $     --           $     --
                                                      --------           --------           --------
  Income taxes paid                                   $     --           $     --           $     --
                                                      --------           --------           --------


                        See Notes to Financial Statements

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2010


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

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2010


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

NOTE 3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $18,756 as of September 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2010


future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of September 30, 2010, there were a total of 11,125,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,125,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at September 30, 2010.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September 30, 2010 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2010


NOTE 5. INCOME TAXES

The Company has incurred operating losses of $18,780, which, if not utilized, will begin to expire in 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of deferred tax assets are as follows:

                                                                        2010
                                                                      --------
Deferred tax assets:
  Net operating loss (from inception to September 30, 2010)           $ 18,780
  Statutory tax rate (combined federal and state)                           34%
  Deferred tax assets                                                    6,385
  Valuation allowance                                                 $ (6,385)
                                                                      --------
                                                                      $     --
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

                                I-WEB MEDIA, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2010


The fair value of these warrants was estimated at the date of the Company's inception, April 29, 2010, which was also the date of the grant, using the Black-Scholes Option Pricing Model with current value of the stock at $0.0001 (par value) since there is no market for the stock at the time; dividend yield of 0%; risk-free interest rate of 2.49% (5 year Treasury Note rate at the issue date); and expiration date of 3.69 years. Since the stock has not traded, and since its par value is $0.0001, the fair value of the warrants came out to be zero.

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

     I-Web Media, Inc. was organized to be a new website design service. We planned to design, build, and update static and dynamic websites for customers and provide our e-commerce customers with shopping cart solutions. Our objective was to develop a position as a provider of Web services for small to medium-sized businesses. We believed the small and medium-sized business market offers the best opportunity to build a Web services company. We believed this is an attractive market because it is large, because these businesses need an affordable solution to their Web services requirements, and because they are typically too small to bring these services in house.

     As of September 30, 2010 we had only nominal assets and no revenues or sales of our services. As a result, we should be considered a shell company as that term is defined by the SEC.

RESULTS OF OPERATIONS

     As noted above, the Company was recently organized and has as yet realized no sales or revenues. It has conducted no operations other than development of its own web site, limited solicitation of potential customers, organizational efforts, and the preparation of a Form 10 filing. The Company's website displays examples of the types of website the Company is capable of providing, but these are not actual customers. Expenses as of the date of this filing have totaled $18,780 and were associated primarily with the filing of its Form 10 and amendments thereto. Management believes that it can maintain the recurring cost associated with being a reporting issuer at $10,000 per year or less until such time as the Company has significant revenues at which point Management expects legal and accounting costs to rise. Management does not expect these costs to result in the need for additional capital within the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

     1) Liquidity: The Company had cash reserves of $29,750 and no other liquid instruments at May 31, 2010 and had cash reserves of $27,250 as of June 30, 2010 and had cash reserves of $26,774 as of September 30, 2010. It is anticipated that we will incur only nominal expenses during the early stages of the implementation of the business plan described herein, and that expenses will increase only as we develop revenues. Our expenses for the period from inception (April 29, 2010) through June 30, 2010 totaled $3,780. Our expenses for the period from July 1, 2010 through September 30, 2010 rose to $15,000 but these costs were primarily the result of filing our Form 10 and two amendments thereto. Because of the current fragile state of the economy and the reluctance we have seen among small businesses to spend on new websites, we expect to incur only nominal expenses on operations in the near term. Our two officers are unpaid at this time and have agreed that they will not accept payment until revenues will permit payment without creating a negative cash flow. Our technology manager will be paid for client services performed, however his payment will be limited to 75% of funds received from client billings. In view of the low level of projected expenses, we believe that cash reserves will be sufficient to meet these needs during the next 12 months. This is discussed further below under "Capital Resources."

     2) Capital Resources: As noted above, the Company's capital resources at September 30 consisted of $26,774 in cash, however our payables are $15,410, so cash remaining if these bills were paid in full would be only $11,364. The Company's two officers and directors believe this to be sufficient to meet operating needs for the next 12 months since the Company has no payroll expense and no office expense, office space being provided at no cost by one of the officers. The cost of services provided will be a percentage of revenues (75% of gross revenues on each contract will be paid to our Technology Manager) and therefore a gross profit will be realized on each sale. Our other projected operating expenses are the legal and accounting costs associated with being a public company and management believes that present cash reserves will be sufficient to meet these needs during the next 12 months. Finally, if additional cash is required, our two officers and directors have agreed to advance needed funds on an interest free loan basis, provided they are officers and directors at the time the loan is made.

GOING CONCERN

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the period ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. - EXHIBITS

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

Date: October 29, 2010                 I-WEB MEDIA, INC.


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