Form 10-Q/A
period 2010-06-30
Heartland Bridge Capital, Inc.
filed 2011-04-08
CIK 1494214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
Amendment No. 2

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 000-53125

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(Exact name of small business registrant in its charter)

Delaware	27-2506234

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 International Boulevard - Suite 400 Mahwah, NJ	07495-0027

(Address of principal executive offices)	(Zip Code)

(201) 512-8732
(Registrant’s telephone number, including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at April 8, 2011

Common Stock, $0.0001 par value	15,759,229 Shares

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
FORM 10-Q
For the Period from April 29, 2010 (Inception) to June 30, 2010

Disclosure Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the "Commission"), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Heartland Bridge Capital, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions.  These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.

Heartland Bridge Capital, Inc. (formerly I-Web Media, Inc.) (the "Company") cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its business described in Item 1A of Form 10/A, Amendment No. 2, as filed with the Commission on August 12, 2010 and other securities filings by the Company.  Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements, which are subject to change and inherent risks and uncertainties.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof with the exception of information regarding events designated as occurring after June 30, 2010.  The Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Explanatory Note

As detailed in our First Amended Current Report on Form 8-K filed with the Commission on March 18, 2011, our Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed by our previous management on August 16, 2010 was not submitted for review to our previous registered independent public accounting firm.  As a result, we are filing this Amendment No. 2 to our Report on Form 10-Q for the period ended June 30, 2010 with our reviewed financial statements.  This amended Report reflects the following changes:

a)	Inclusion of a review report issued by our current independent registered public accounting firm;

b)	Reclassification of the presentation of activity in the Statement of Changes in Stockholders' Equity; and

c)	Revisions to the footnotes to the financial statements and various other sections of the Report to enhance clarity and report subsequent events.

A change of control transaction occurred on November 3, 2010 and shortly thereafter the name of the Company was changed to Heartland Bridge Capital, Inc.  This Amendment No. 2 has been prepared by our current management and has been reviewed by our current registered independent public accounting firm.

Except where expressly indicated, disclosures contained in this Amendment No. 2 regarding our business activities as of and during the period ended June 30, 2010 are based solely upon information contained within the Report on Form 10-Q for the period ended June 30, 2010 filed by our previous management.

PART I          FINANCIAL INFORMATION

Item 1            FINANCIAL STATEMENTS

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Heartland Bridge Capital, Inc. (Formerly I-Web Media, Inc.)
(a development stage company)

We have reviewed the accompanying condensed balance sheet of Heartland Bridge Capital, Inc. (Formerly I-Web Media, Inc.) (a development stage company) as of June 30, 2010 and the related condensed statement of operations, stockholders equity and cash flows for the for the period April 29, 2010 (date of inception) to June 30, 2010. These interim condensed financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed financial statements for them to be in conformity with US generally accepted accounting principles.

The accompanying interim condensed financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the condensed financial statements, the Company has had recurring losses, is in the development stage and has no revenues as of June 30, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY
April 8, 2011

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2010
(Unaudited)

Assets

Current assets:

Cash	$27,257

Total current assets	27,257

Total assets	$27,257

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable & accrued expenses	$910

Total current liabilities	910

Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 11,125,000 issued and outstanding	1,112

Additional paid-in capital	29,008

Deficit accumulated during development stage	(3,773)

Total stockholders' equity	26,347

Total liabilities and stockholders' equity	$27,257

The accompanying notes are an integral part of these
condensed financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)
For the period from April 29, 2010 (Inception) to June 30, 2010

Operating expenses:

General and administrative	$3,780

Total operating expenses	3,780

Operating loss	(3,780)

Other income (expense):

Interest income	7

Other income (expense)	7

Net loss	$(3,773)

Net loss per common share - Basic and diluted	$(0.00)

Weighted average common shares outstanding - Basic and diluted	11,125,000

The accompanying notes are an integral part of these
condensed financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period From April 29, 2010 (Inception) to June 30, 2010
(Unaudited)

						Deficit
						Accumulated
						During	Total
	Preferred Stock		Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Stage	Equity

Balance, April 29, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.003 per share (Notes 1 and 6)			10,000,000	1,000	29,000		30,000

Issuance of common stock and warrants to creditors in accordance with court order (Notes 1 and 6)	-	-	1,085,000	108	(108)	-	-

Issuance of common stock for services (Note 6)	-	-	40,000	4	116	-	120

Net loss	-	-	-	-	-	(3,773)	(3,773)

Balance, June 30, 2010	-	$-	11,125,000	$1,112	$29,008	$(3,773)	$26,347

 The accompanying notes are an integral part of these condensed financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Statement of Cash Flows
For the period from April 29, 2010 (inception) to December 31, 2010
(Unaudited)

Cash flows used in operating activities:

Net loss	$(3,773)

Adjustments to reconcile net loss to net cash used in operating activities:

Share-based compensation	120

Changes in operating assets and liabilities:

Increase in accounts payable	910

Net cash used in operating activities	(2,743)

Cash flows from financing activities - Proceeds from sale of common stock	30,000

Net increase in cash	27,257

Cash - Beginning of period	-

Cash - End of period	$27,257

The accompanying notes are an integral part of these condensed financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

1)	Business

Heartland Bridge Capital, Inc. (formerly I-Web Media, Inc.) (the "Company") was organized under the laws of the State of Delaware on April 29, 2010.  The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP").  Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company issued shares of its common stock to AP's general unsecured creditors, administrative creditors, and shareholders and obtained business plans and concepts of a website development and internet marketing business.

The operations of the Company are focused on the further development and commercialization of it business plans. To date the Company has been in the development stage since its formation and has yet to commence any operations.

2)	Basis of Presentation and Going Concern

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2010 and the related statements of operations and cash flows for the period then ended.

Operating results for the period from April 29, 2010 (Inception) through June 30, 2010 are not indicative of the results that may be expected for the period April 29, 2010 (Inception) through December 31, 2010.  These financial statements should be read in conjunction with the audited financial statements and related disclosures as of and for the period ended May 31, 2010 contained in Form 10/A, Amendment No. 2, filed with the Securities and Exchange Commission (the "Commission") on August 12, 2010.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since April 29, 2010 (Inception) and has an accumulated deficit of $3,773 as of June 30, 2010, and has a working capital of $26,347 as of June 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to execute its business plan is dependent upon its ability to raise additional equity, secure debt financing, and/or generate revenue.

The Company can give no assurance that such financing will be available on reasonable terms or available at all or that it can generate revenue. Should the Company not be successful in obtaining the necessary financing or generate revenue to fund its operations, the Company would need to curtail its operational activities. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3)	Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.
The Company's accounting policies are described in Note 3 to the audited financial statements as of and for the period ended May 31, 2010 contained in Form 10/A, Amendment No. 2, filed with the Commission on August 12, 2010.

Management has ascribed zero value to the business plans and concepts of a website development and internet marketing business received from AP in connection with AP's Plan of Reorganization as described in Note #1 as the Company is in the development stage and has yet to generate any revenues.

Management reviews its estimates on a continual basis utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

4)	Loss Per Share

Basic and diluted net loss per common share was determined by dividing the net loss by the weighted average common shares outstanding during the period ended June 30, 2010.  Basic and diluted weighted average common shares outstanding were the same since the effect of including common shares issuable pursuant to the exercise of warrants in diluted weighted average common shares outstanding would have been anti-dilutive.

During the period ended June 30, 2010, 5,000,000 common shares related to outstanding warrants were excluded from the computation of earnings per share.

5)	Intangible Assets

In connection with AP's Plan of Reorganization as described in Note #1, the Company received from AP business plans and concepts of a website development and internet marketing business.  As the Company is a developmental stage enterprise and has yet to generate any revenues, management has ascribed zero value to such assets.

6)	Stockholders' Equity

On April 29, 2010, the Company raised $30,000 through the sale of 10,000,000 shares of common stock at $0.003 per share pursuant to a private placement with an officer of the Company.

On April 29, 2010, the Company issued an aggregate of 40,000 shares of common stock in exchange for professional services.  The value of such shares was deemed to be $0.003 per share based upon adjustments to invoices and the private placement of common stock described in the preceding paragraph.  The total value of $120 was immediately recorded as an expense.

On April 29, 2010, pursuant to AP's Plan of Reorganization as described in Note #1, the Company issued to the general unsecured creditors of AP 1,085,000 shares of common stock.  Additionally, the Company issued to the administrative creditors of AP warrants for the purchase of 5,000,000 shares of common stock at exercise prices ranging from $1.00 to $5.00 per share.  The warrants were fully vested upon issuance, are exercisable at any time prior to January 4, 2014, and are summarized as follows:

	Number of	Exercise Price
	Common Shares	Per Share

Series A Warrants	1,000,000	$1.00
Series B Warrants	1,000,000	$2.00
Series C Warrants	1,000,000	$3.00
Series D Warrants	1,000,000	$4.00
Series E Warrants	1,000,000	$5.00
Total	5,000,000

The Company did not receive any monies in connection with the issuance of such securities.

7)	Share Based Payments

The Company accounts for shares of equity instruments granted to officers of the Company and creditors of AP by measuring the fair value of the award on the date of grant.  The fair value of such awards is recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

a)	Common Stock

On April 29, 2010, the Company issued 40,000 shares of common stock to officers in exchange for services as described in the preceding note and expensed $120 in that connection during the period ended June 30, 2010.

b)	Warrants

On April 29, 2010 as described in the preceding footnote, the Company issued warrants for the purchase of an aggregate of 5,000,000 shares of common stock to the administrative creditors of AP.  The Company accounted for the warrants issued to AP's creditors based upon the fair value of the award on the date of grant and utilized the Black-Scholes option pricing model to estimate the fair value of such instruments.

The stock price on the date of issuance was based upon the private placement of common shares which occurred on the same day.  The risk-free interest rate assumption was based upon the observed interest rates appropriate for the expected term of the equity instruments.  The expected volatility assumption was based upon the historical volatility of the common stock of comparable companies.  The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future.  The expected term assumption for warrants issued to AP's creditors was determined using the contractual term of each award.

Assumptions made in calculating the fair value of warrants issued during the period ended June 30, 2010 were as follows:

Risk free interest rate	2.0%
Dividend yield	Zero
Volatility	100%
Expected term (in years)	3.7

The Black-Scholes option pricing model estimated the fair value of such warrants to be de minimis.  Consequently, as there is no market for the Company stock, the fair value of such warrants was deemed to be zero and no expense was recorded during the period ended June 30, 2010.

A summary of the changes in warrants outstanding during the period ended June 30, 2010 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at April 29, 2010 (Inception)	0	-
Granted	5,000,000	$3.00	3.7
Exercised	-	-	-	-
Forfeited	-
Outstanding at June 30, 2010	5,000,000	$3.00	3.5	-

Warrants exercisable at June 30, 2010	5,000,000	$3.00	3.5	-

8)	Subsequent Events

a)	Change of Control

On November 3, 2010, the holder of the majority of the Company's common stock, who also served as an officer and a director of the Company, sold his holding of 10,000,000 shares of the Company's common stock to the Rockland Group, LLC (“Rockland”).  Those shares represented approximately 90% of the Company's outstanding common stock on that date.  The Company was a party to the transaction solely for the purpose of acknowledging certain representations and warranties about the Company included in the related agreement.

On that same date and in accordance with the terms of this transaction, officers of the Company and one of its directors resigned immediately and our new officers were appointed as well as one of our directors. Effective December 29, 2010, the other original directors of the Company resigned and  new directors were appointed.  In connection with this change of control, the Company announced it will be pursuing a new business focus and seeking opportunities primarily in clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly waste management.

b)	Issuance of Securities for Cash

On November 4, 2010, the Company entered into a Securities Purchase Agreement with Rockland, the Company's majority shareholder and an entity controlled by one of the Company's Directors (the “Rockland Agreement”).  Under the terms of the Rockland Agreement, Rockland paid $100,000 for the purchase of 2,000,000 shares of a yet to be created series of preferred stock at a purchase price of $0.05 per share.

Under the terms of the Rockland Agreement,  the Company was obligated to create a new class of preferred stock designated Series A Convertible Preferred Stock with the following rights and preferences: (i) dividend rights equal to the dividend rights of the Company's common stock; (ii) liquidation preference over the Company's common stock; (iii) each share of Series A Convertible Preferred Stock will be convertible into one share of the Company's common stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series A Convertible Preferred stock will have twenty five votes on all matters validly brought to the common stockholders for approval; (vii) mandatory approval by a majority of the Series A Convertible Preferred stockholders for certain change of control transactions by the Company; and (viii) other rights and preferences to be determined by the Company's Board of Directors.  As of the date of this report, the Series A Convertible Preferred Stock has been created.  However, such shares have not yet been issued.

c)	Acquisition of Rights to Myself Royalty Stream

On December 8, 2010, the Company acquired from New Horizon, Inc. the rights to a royalty stream related to the sales of the Myself pelvic muscle trainer for the calendar years 2011 through 2015 (the "Myself Agreement").  The Company issued the following in consideration for the acquisition of this asset:

i)	A convertible promissory note in the principal amount of $2,000,000.

This note accrues interest at the rate of 10% per annum and such interest is payable monthly beginning January 1, 2011.  The principal amount is due in six equal quarterly installments beginning on March 31, 2011 and ending on June 30, 2012.  Principal and accrued interest is convertible into common stock at the rate of $1.50 per share at any time at the option of the holder.  The Company has the option to pay principal and accrued interest with common stock in lieu of cash at the rate of $1.00 per common share.

ii)	4,000,000 shares of common stock; and

iii)	3,000,000 shares of a yet to be created series of preferred stock.

Under the terms of the Myself Agreement, the Company is obligated to create a new class of preferred stock designated Series B Convertible Preferred Stock with the following rights and preferences: (i) dividend rights equal to the dividend rights of the Company's common stock; (ii) liquidation preference over common stock and equal to that of the Company's Series A Convertible Preferred Stock; (iii) each share of Series B Convertible Preferred Stock will be convertible into five shares of the Company's common stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series B Convertible Preferred Stock will have one vote on all matters validly brought to the common stockholders; and (vii) other rights and preferences to be determined by the Company's Board of Directors.  As of the date of this report, the Series B Convertible Preferred Stock has been created.  However, such shares have not yet been issued.

Additionally, under the terms of the Myself Agreement, the Company may be obligated to issue up to an additional 2,000,000 shares of common stock and 1,500,000 shares of the Series B Convertible Preferred Stock if the average closing stock price of the Company's common shares on any applicable stock exchange during the month of July 2012 is less than $2.00 per share.  The exact number of additional shares to be issued, if any, is governed by a formula in the Myself Agreement.

d)	Acquisition of Patent and Related Rights for Novel Medical Applicator and Entering Into Related Services Agreements

On December 13, 2010, the Company acquired from RWIP, LLC a patent application and related rights for a novel medical applicator (the "RWIP Agreement").  The Company issued the following in consideration for the acquisition of this asset:

i)	A convertible promissory note in the principal amount of $125,000.

This note accrues interest at the rate of 10% per annum.  Principal and accrued interest is due on February 28, 2011.  Principal and accrued interest is convertible into common stock at the rate of $1.50 per share at any time at the option of the holder.  The Company has the option to pay principal and accrued interest with common stock in lieu of cash at the rate of one $1.00 per common share.

ii)
A warrant for the purchase of 150,000 shares of the Company's common stock at an exercise price of $2.00 per share through December 13, 2014.  Terms of this warrant include the provision for a cashless exercise.

iii)	Royalties equal to 20% of the net income derived by the Company in connection with the assets under the RWIP Agreement.

On December 13, 2010, under the terms of the RWIP Agreement, the Company entered into a development services agreement with RWIP, LLC ("RWIP") under which RWIP will provide services to the Company in connection with the development of the novel medical applicator asset.  Under the terms of this agreement, the Company is agreed to pay an aggregate of $140,000 from the date of the agreement through December 2012 based upon RWIP achieving certain performance thresholds.

On December 22, 2010, the Company entered into a development services agreement with NorthStar Partners Consulting, LLC (“NorthStar”) under which NorthStar will provide services to the Company in connection with the commercialization of the novel medical applicator asset.  Under the terms of this agreement, the Company paid an initial amount of $7,000 and issue a warrant for the purchase of 25,000 shares of the Company's common stock at an exercise price of $4.00 per share through December 31, 2015.  Such warrants vested 50% upon the execution of the agreement and the remaining 50% will vest upon the completion of the project in early 2011.

e)	Issuance of Promissory Notes

On December 16, 27, and 29, 2010, the Company entered into a series of promissory notes with Rockland, the Company's majority shareholder and an entity controlled by one of the Company's Directors (the “Promissory Notes”) in the principal amounts of $10,000, $5,000, and $20,000, respectively.  Under the terms of the Promissory Notes, interest accrues at the rate of 15% per annum and, as amended to extend the terms and consolidate the individual notes, the principal and accrued interest is due on June 28, 2011.

f)	Change of Name and Administrative Matters

Effective December 29, 2010, the Company:

i)	Changed its name to Heartland Bridge Capital, Inc.;

ii)	Increased its authorized common stock to 250,000,000 shares, par value $0.0001; and

iii)	Changed its fiscal year-end from March 31st to December 31st.

g)	Sale of Common Stock and Exercise of Warrants

On various dates between January 18, 2011 and March 25, 2011, the Company:

i)	Issued 41,430 shares of common stock at $1.75 to private investors and received proceeds of $72,502; and

ii)	Issued 92,799 shares of common stock upon the exercise of warrants held by private investors and received proceeds of $92,799.

h)	Acquisition of iSafe Entities

On March 22, 2011, the Company acquired 100% of the ownership interests in iSafe Imaging, LP, iSafe Imaging Canada, Ltd, and eMediSafe, LP, collectively referred to as the "iSafe Entities" (the "iSafe Acquisition").  The iSafe Entities provide electronic file conversion services, physical storage and management of hard copy records, document retention planning, and document disposal.  The Company issued the following in consideration for the acquisition of the iSafe Entities:

i)	500,000 shares of the Company's common stock; and

ii)
A warrant for the purchase of 50,000 shares of the Company's common stock at an exercise price of $3.05 per share through March 21, 2014.  Terms of this warrant include the provision for a cashless exercise.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Report for additional factors relating to such statements.  The following discussion should also be read in conjunction with the Condensed Financial Statements of the Company and Notes thereto included elsewhere within this Report.

Business and Plan of Operations

I-Web Media, Inc. (the "Company"), was incorporated on April 29, 2010 under the laws of the State of Delaware.  The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP").  Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company issued shares of its common stock to AP's general unsecured creditors, administrative creditors, and shareholders and obtained business plans and concepts of a website development and internet marketing business.

I-Web Media, Inc. is a new website design service.  At first, we plan to design, build, and update static and dynamic websites for customers and provide our e-commerce customers with shopping cart solutions. We plan to expand these services in the future to include other technology solutions for small and medium-sized businesses to help them build and maintain an effective internet presence.  We expect future offerings will include internet marketing and advertising and search engine optimization.  Our objective is to develop a position as a provider of Web services for small to medium-sized businesses.  We believe the small and medium-sized business market offers us the best opportunity to build a Web services company.  We believe this is an attractive market because it is large, because these businesses need an affordable solution to their Web services requirements, and because they are typically too small to bring these services in-house.

Results of Operations

As noted above, we were recently organized and has yet to realize any revenues.  We have conducted no operations other than development of our own web site, limited solicitation of potential customers, organizational efforts, and the preparation of a Form 10 filing.  Our website displays examples of the types of websites we are capable of providing, but these are not actual customers.  Expenses as of the date of this filing have totaled $3,780 and were associated primarily with the filing of our Form 10.  We believe that we can maintain the recurring costs associated with being a reporting issuer at $10,000 per year or less until such time as we have revenues of approximately $100,000, at which point we expect legal and accounting costs to rise.  We do not expect these costs to result in the need for additional capital within the next twelve months.

Liquidity and Capital Resources

a)	Liquidity

We had cash of $27,250 as of June 30, 2010.  It is anticipated that we will incur only nominal expenses during the early stages of the implementation of the business plan described herein, and that expenses will increase only as we develop revenues.  Our expenses for the period from April 29, 2010 (Inception) through June 30, 2010 totaled $3,780.

Because of the current state of the economy and the reluctance we have seen among small businesses to spend on new websites, we expect this period of nominal expenses to continue for the next twelve months.  Our two officers are unpaid at this time and have agreed that they will not accept payment until revenues will permit payment without creating a negative cash flow.  Our technology manager will be paid for client services performed, however his payment will be limited to 75% of funds received from client billings.  In view of the low level of projected expenses, we believe that cash reserves will be sufficient to meet these needs during the next twelve months.

b)	Capital Resources

As noted above, our only capital resources consist of $27,250 in cash.  Our two officers and directors believe this to be sufficient to meet operating needs for the next twelve months since we have no payroll or office expenses.  We also expect there will be no sales or marketing expense since it expects to market through Craig's List and possibly other free sites and through management's own network of business and social contacts.  The cost of services to be provided will vary in proportion to revenues and therefore a gross profit will be realized on each sale.  Our other projected operating expenses are the legal and accounting costs associated with being a public company and we believe that cash on-hand will be sufficient to meet these needs during the next twelve months.

Finally, our two officers and directors have indicated a willingness to provide financing if additional monies are required.

Critical Accounting Policies

Understanding our accounting policy with respect to share-based compensation is critical in fully understanding and evaluating our financial statements.

Our accounting policies are described in Note 3 to the audited financial statements as of and for the period ended May 31, 2010 contained in Form 10/A, Amendment No. 2, filed with the Commission on August 12, 2010.

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we may be a party to financial instruments that are subject to market risks arising from changes in interest rates and foreign currency rates.  We currently do not use derivative financial instruments to address treasury risk management issues in connection with changes in interest rates and foreign currency rates.

Item 4	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing and as described in the following paragraphs, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes in our internal control over financial reporting during the period ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A	RISK FACTORS

Risk factors which could materially and adversely affect our business, financial condition and results of operations are described in our Form 10/A, Amendment No. 2, filed with the Commission on August 12, 2010.  The risk factors included therein may not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our first issuance of common stock, totaling 1,085,000 shares, took place on April 29, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP").  The Court ordered the distribution of 1,085,000 shares to all general unsecured creditors of AP, all administrative creditors of AP, and all shareholders of AP.  Also on April 29, 2010 we issued 10,040,000 restricted shares of common stock as follows: a) 10,000,000 restricted shares were issued to our President, Kenneth S. Barton for consideration of $30,000 or approximately $0.003 per share; b) 10,000 shares to our Secretary and Treasurer, Anthony Turnbull for services; and c) 30,000 shares to an attorney for services.  Proceeds from the sale of such securities were used to pay for organizational costs and the preparation and filing of Form 10-12G.

Copies of the forms of Warrant, Securities Purchase Agreement, Registration Rights Agreement, and Placement Agent Agreement are attached hereto as Exhibits 4.1, 10.1, 10.2 and 10.3, respectively, and are incorporated herein by reference.  The foregoing summary descriptions of the definitive agreements are qualified in their entirety by reference to the full texts of each of such exhibits.

Such securities have not been registered under the Securities Act and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Item 3	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4	REMOVED AND RESERVED

Item 5	OTHER INFORMATION

None.

Item 6	EXHIBITS

Exhibit
Number

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

* - Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heartland Bridge Capital, Inc.

Date: April 8, 2011	By:	/s/ James F. Groelinger
James F. Groelinger,
Chief Executive Officer

Date: April 8, 2011	By:	/s/ Frederick Larcombe
Frederick Larcombe,
Chief Financial Officer