Form 10-Q/A
period 2010-09-30
Heartland Bridge Capital, Inc.
filed 2011-04-08
CIK 1494214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
Amendment No. 1

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 000-53125

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(Exact name of small business registrant in its charter)

Delaware	27-2506234

(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

1 International Boulevard - Suite 400
Mahwah, NJ	07495-0027

(Address of principal executive offices)	(Zip Code)

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

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
FORM 10-Q
For the Period from April 29, 2010 (Inception) to September 30, 2010

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof with the exception of information regarding events designated as occurring after September 30, 2010.  The Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Explanatory Note

As detailed in our First Amended Current Report on Form 8-K filed with the Commission on March 18, 2011, our Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed by our previous management on November 2, 2010 was not submitted for review to our previous registered independent public accounting firm.  As a result, we are filing this Amendment No. 1 to our Report on Form 10-Q for the period ended September 30, 2010 with our reviewed financial statements.  This amended Report reflects the following changes:

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

Except where expressly indicated, disclosures contained in this Amendment No. 1 regarding our business activities as of and during the period ended September 30, 2010 are based solely upon information contained within the Report on Form 10-Q for the period ended September 30, 2010 filed by our previous management.

PART I	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Heartland Bridge Capital, Inc. (Formerly I-Web Media, Inc.)
(a development stage company)

We have reviewed the accompanying condensed balance sheet of Heartland Bridge Capital, Inc. (Formerly I-Web Media, Inc.) (a development stage company) as of September 30, 2010 and the related condensed statements of operations, stockholders equity and cash flows for the three months ended September 30, 2010 and for the period April 29, 2010 (date of inception) to September 30, 2010. These interim condensed financial statements are the responsibility of the Company’s management.

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

The accompanying interim condensed financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the condensed financial statements, the Company has had recurring losses, is in the development stage and has no revenues as of September 30, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY
April 8, 2011

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2010
(Unaudited)

Assets

Current assets:

Cash	$26,774

Total current assets	26,774

Total assets	$26,774

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable & accrued expenses	$15,410

Total current liabilities	15,410

Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares outstanding and outstanding	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 11,125,000 issued and outstanding	1,112

Additional paid-in capital	29,008

Deficit accumulated during development stage	(18,756)

Total stockholders' equity	11,364

Total liabilities and stockholders' equity	$26,774

The accompanying notes are an integral part of these
condensed financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)
For the three months ended September 30, 2010 and for the
period from April 29, 2010 (Inception) to September 30, 2010

	Three Months	April 29, 2010
	Ended	(Inception) To
	September 30, 2010	September 30, 2010

Operating expenses:

General and administrative	$15,000	$18,780

Total operating expenses	15,000	18,780

Operating loss	(15,000)	(18,780)

Other income:

Interest income	17	24

Total other income	17	24

Net loss	$(14,983)	$(18,756)

Net loss per common share - Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	11,125,000	11,125,000

The accompanying notes are an integral part of these
condensed financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period From April 29, 2010 (Inception) to September 30, 2010
(Unaudited)

						Deficit
						Accumulated
						During	Total
	Preferred Stock		Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Stage	Equity

Balance, April 29, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.003 per share (Notes 1 and 6)			10,000,000	1,000	29,000		30,000

Issuance of common stock and warrants to creditors in accordance with court order (Notes 1 and 6)	-	-	1,085,000	108	(108)	-	-

Issuance of common stock for services (Note 6)	-	-	40,000	4	116	-	120

Net loss	-	-	-	-	-	(18,756)	(18,756)

Balance, September 30, 2010	-	$-	11,125,000	$1,112	$29,008	$(18,756)	$11,364

The accompanying notes are an integral part of these condensed financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Statement of Cash Flows
For the period from April 29, 2010 (inception) to September 30, 2010
(Unaudited)

Cash flows used in operating activities:

Net loss	$(18,756)

Adjustments to reconcile net loss to net cash used in operating activities:

Share-based compensation	120

Changes in operating assets and liabilities:

Increase in accounts payable	15,410

Net cash used in operating activities	(3,226)

Cash flows from financing activities - Proceeds from sale of common stock	30,000

Net increase in cash	26,774

Cash - Beginning of period	-

Cash - End of period	$26,774

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2010 and the related statements of operations and cash flows for the period then ended.

Operating results for the period from April 29, 2010 (Inception) through September 30, 2010 are not indicative of the results that may be expected for the period April 29, 2010 (Inception) through December 31, 2010.  These financial statements should be read in conjunction with the audited financial statements and related disclosures as of and for the period ended May 31, 2010 contained in Form 10/A, Amendment No. 2, filed with the Securities and Exchange Commission (the "Commission") on August 12, 2010.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since April 29, 2010 (Inception) and has an accumulated deficit of $18,756 as of September 30, 2010, and has a working capital of $11,364 as of September 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Basic and diluted net loss per common share was determined by dividing the net loss by the weighted average common shares outstanding during the three months ended September 30, 2010 and the period from April 29, 2010 (Inception) September 30, 2010.  Basic and diluted weighted average common shares outstanding were the same since the effect of including common shares issuable pursuant to the exercise of warrants in diluted weighted average common shares outstanding would have been anti-dilutive.

During the three months ended September 30, 2010 and the period from April 29, 2010 (Inception) through  September 30, 2010, 5,000,000 common shares related to outstanding warrants were excluded from the computation of earnings per share.

5)	Intangible Assets

In connection with AP's Plan of Reorganization as described in Note #1, the Company received from AP business plans and concepts of a website development and internet marketing busines.  As the Company is a developmental stage enterprise and has yet to generate any revenues, management has ascribed zero value to such assets.

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

A summary of the changes in warrants outstanding during the period from April 29, 2010 (Inception)to September 30, 2010 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at April 29, 2010 (Inception)	0	-
Granted	5,000,000	$3.00	3.7
Exercised	-	-	-	-
Forfeited	-
Outstanding at September 30, 2010	5,000,000	$3.00	3.5	-

Warrants exercisable at September 30, 2010	5,000,000	$3.00	3.5	-

8)	Subsequent Events

a)	Change of Control

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

On that same date and in accordance with the terms of this transaction, the officers of the Company and one of its directors resigned immediately and our new officers were appointed as well as one of our directors.  Effective December 29, 2010, the other original director of the Company resigned and new directors were appointed.  In connection with this change of control, the Company announced it will be pursuing a new business focus and seeking opportunities primarily in clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly waste management.

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

Under the terms of the Rockland Agreement the Company was obligated to create a new class of preferred stock designated Series A Convertible Preferred Stock with the following rights and preferences: (i) dividend rights equal to the dividend rights of the Company's common stock; (ii) liquidation preference over the Company's common stock; (iii) each share of Series A Convertible Preferred Stock will be convertible into one share of the Company's common stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series A Convertible Preferred stock will have twenty five votes on all matters validly brought to the common stockholders for approval; (vii) mandatory approval by a majority of the Series A Convertible Preferred stockholders for certain change of control transactions by the Company; and (viii) other rights and preferences to be determined by the Company's Board of Directors.  As of the date of this report, the Series A Convertible Preferred Stock has been created.  However, such shares have not yet been issued.

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

Results of Operations

As noted above, we were recently organized and has yet to realize any revenues.  We have conducted no operations other than development of our own web site, limited solicitation of potential customers, organizational efforts, and the preparation of a Form 10 filing.  Our website displays examples of the types of websites we are capable of providing, but these are not actual customers.  Expenses as of the date of this filing have totaled $18,756 and were associated primarily with the filing of our Form 10.  We believe that we can maintain the recurring costs associated with being a reporting issuer at $10,000 per year or less until such time as we have revenues of approximately $100,000, at which point we expect legal and accounting costs to rise.  We do not expect these costs to result in the need for additional capital within the next twelve months.

Liquidity and Capital Resources

a)	Liquidity

We had cash of $26,774 as of September 30, 2010.  It is anticipated that we will incur only nominal expenses during the early stages of the implementation of the business plan described herein, and that expenses will increase only as we develop revenues.  Our net losses for the three months ended September 30, 2010 and the period from April 29, 2010 (Inception) through June 30, 2010 totaled $14,983 and $18,756, respectively.

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

As noted above, our only capital resources consist of $26,774 in cash.  Our two officers and directors believe this to be sufficient to meet operating needs for the next twelve months since we have no payroll or office expenses.  We also expect there will be no sales or marketing expense since it expects to market through Craig's List and possibly other free sites and through management's own network of business and social contacts.  The cost of services to be provided will vary in proportion to revenues and therefore a gross profit will be realized on each sale.  Our other projected operating expenses are the legal and accounting costs associated with being a public company and we believe that cash on-hand will be sufficient to meet these needs during the next twelve months.

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

Item 3	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4	REMOVED AND RESERVED

Item 5	OTHER INFORMATION

None.

Item 6	EXHIBITS

Exhibit Number

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

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