Form 10-K
period 2010-12-31
Heartland Bridge Capital, Inc.
filed 2011-04-15
CIK 1494214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-54012

HEARTLAND BRIDGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2506234 (I.R.S. Employer Identification No.)
1 International Boulevard, Suite 400 Mahwah, NJ (Address of principal executive offices)	07495 (Zip Code)

Registrant’s telephone number, including area code    (201) 512-8732

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                                                                           Accelerated filer  ☐
Non-accelerated filer ☐                                             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates: $1,687,500 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 1,125,000 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 14, 2011, there were 15,646,894 shares of common stock, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)

  PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated in Delaware as I-Web Media, Inc. on April 29, 2010.  The corporation was formed under the Plan of Reorganization in the Chapter 11 bankruptcy proceedings of AP Corporate Services, Inc.  This Plan of Reorganization was approved by the U.S. Bankruptcy Court.  At the time of our incorporation we were a website design service company, but we never had any material operations as a website design company.

On October 28, 2010, the holder of the majority of our common stock, as well as one of our officers and directors, Mr. Kenneth S. Barton, entered into an Agreement to Purchase Common Stock with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland agreed to purchase an aggregate of 10,000,000 shares of our common stock from Mr. Barton in exchange for $250,000.  These shares represent approximately 90% of our outstanding common stock.  The transaction closed November 3, 2010.  As a result of the Agreement to Purchase Common Stock between Mr. Barton and Rockland, all of our officers and one of our directors resigned immediately, and we appointed one new director and retained new executive officers.  In addition, we changed our business focus from a website design service company to one focusing on investments and acquisition opportunities primarily in products and companies involved in the emerging and important market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management.

In furtherance of this new business focus, we purchased two material assets in December 2010 that gave us material operations: i) a portion of the proceeds from sales of the Myself® pelvic muscle trainer; and ii) a patent application for a novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage).  Subsequent to these purchases we entered into agreements with, and made payments to, third parties to test and develop the market for our medical applicator.

Effective December 29, 2010, we amended our Articles of Incorporation to change our name to Heartland Bridge Capital, Inc., and to increase our authorized common stock to 250,000,000 shares, par value $0.0001.  On the same date we approved amended and restated Bylaws and changed our fiscal year end from March 31st to December 31st.  We changed our name to better reflect our current business operations.  Detailed information regarding these corporate actions can be found in our Definitive Information Statement on Schedule 14-C, filed with the Commission on December 7, 2010.

Acquisition of Myself® Cash Flow Asset

On December 8, 2010, we entered into an Asset Purchase Agreement with New Horizon, Inc., a Texas corporation (the “New Horizon Agreement”).  On December 9, 2010, the transactions contemplated by the New Horizon Agreement closed (the “Closing”).  Pursuant to the New Horizon Agreement, we acquired certain assets from New Horizon, including the right to receive any proceeds New Horizon is entitled to receive from the sale of the Myself® pelvic muscle trainer.  The calculation of the amounts we are entitled to receive from the sales of the Myself® pelvic muscle trainer are listed on Exhibit A to the New Horizon Agreement, which is incorporated herein as Exhibit 10.8.

Under the New Horizon Agreement, as consideration for the Asset, we agreed to issue to New Horizon the following: (i) a convertible promissory note in the principal amount of Two Million Dollars ($2,000,000), convertible into our common stock at the conversion ratio of One Dollar Fifty Cents ($1.50) per share, with the option by us to pay the note with our common stock in lieu of cash at the rate of one share of our common stock per One Dollar ($1) being paid (see Exhibit 10.2, attached hereto); (ii) Four Million (4,000,000) shares of our common stock, restricted in accordance with Rule 144; and (iii) Three Million (3,000,000) shares of a new series of preferred stock (the “Series B Convertible Preferred Stock”) to be created by us, restricted in accordance with Rule 144, with the following rights and preferences: (i) dividend rights equal to the dividend rights of our common stock; (ii) liquidation preference over our common stock and equal to that of our Series A Convertible Preferred Stock; (iii) each share of Series B Convertible Preferred Stock will be convertible into five (5) shares of our common stock; (iv) no redemption rights; (v) no call rights by us; and (vi) each share of Series B Convertible Preferred Stock will have one (1) vote on all matters validly brought to our common stockholders, with the other rights and preferences to be determined by the our Board of Directors.  Under the terms of the New Horizon Agreement we may be obligated to issue up to an additional Two Million (2,000,000) shares of our common stock and One Million Five Hundred Thousand (1,500,000) shares of the Series B Preferred Stock, with the exact number of additional shares to be issued, if any, being dependent upon the fair market value of our common stock in July 2012, as set forth in the New Horizon Agreement.

Acquisition of Medical Applicator Asset

On December 10, 2010, we entered into an Asset Purchase Agreement with RWIP, LLC, an Oregon limited liability company (the “RWIP Agreement”).  On December 13, 2010, the transactions contemplated by the RWIP Agreement closed (the “Closing”).  Pursuant to the Agreement, we acquired certain assets from RWIP, including a patent for a novel medical applicator.  The description of the assets is listed on Exhibit A to the RWIP Agreement, which is incorporated herein as Exhibit 10.11.

Under the RWIP Agreement, as consideration for the Asset, we agreed to issue the following: (i) a convertible promissory note in the principal amount of One Hundred Twenty Five Thousand Dollars ($125,000), convertible into our common stock at the conversion ratio of One Dollar Fifty Cents ($1.50) per share, and payable at the option of the Company in common stock in lieu of cash (ii) a warrant to purchase One Hundred Fifty Thousand (150,000) shares of our common stock, restricted in accordance with Rule 144, with an exercise price of Two Dollars ($2) per share, and (iii) royalties equal to Twenty Percent (20%) of the net income (revenue minus expenses) received by us in connection with the assets purchased from RWIP (in order to calculate this amount the revenue and expenses related to the RWIP assets will be calculated separately from our other business assets).

After the change of control transaction and as a result of the acquisition of the two above-mentioned assets, we changed our business focus from a website design service company to one focusing on investments and acquisition opportunities primarily in products and companies involved in the emerging and important market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management.

Acquisition of iSafe Entities

On March 22, 2011, we closed the transaction that was the subject of that certain Reorganization and Stock Purchase Agreement with iSafe Imaging Canada Ltd., an Alberta corporation, iSafe Imaging, LP, a Texas limited partnership, eMediSafe, LP, a Texas limited partnership (together the “iSafe Entities”), and the individuals and entities listed on the signature page of the Agreement as the owners of the iSafe Entities (the “iSafe Holders”) dated March 21, 2011.

Under the terms of the agreement, we acquired all of the outstanding securities of the iSafe Entities, which are now our wholly-owned subsidiaries.  The iSafe Entities provide digital file conversion services that convert legacy information of various formats into valuable, usable information.  Services include document imaging, tape copying and transcription, data replication, and disaster recovery.  Additional services provided by the iSafe Entities include physical storage and management of hard copy records and paper materials, document retention planning, and document disposal.  These services enable the iSafe Entities to create unique and comprehensive data and information management solutions that deliver maximum value to their business and user communities.

According to the unaudited financial statements of the iSafe Entities, the companies had combined revenue of nearly $1.3 million in 2010, an increase of more than one-third over the 2009 revenue of approximately $0.9 million.  Major customers of the iSafe Entities include companies in the oil and gas, telecommunications, engineering, and medical sectors.

In exchange for the securities of the iSafe Entities, we issued the iSafe Holders a total of Five Hundred Thousand (500,000) shares of our common stock and warrants to purchase Fifty Thousand (50,000) shares of our common stock at an exercise price of $3.05 per share.

Business Overview

All of our current operations relate to our purchase of a portion of the proceeds from the Myself® pelvic muscle trainer, our acquisition of certain assets from RWIP, including a patent application for a novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage), and our acquisition of the iSafe Entities.  In addition to these operations we are looking to invest in and/or acquire other assets or businesses in the clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management market segments that we would be able operate in conjunction with our current business.

Myself® Cash Flow

As a result of our transaction with New Horizon, Inc., described above, we purchased the right to receive New Horizon’s distributions from sales of the Myself® pelvic muscle trainer.  We did not acquire the product or any equity in the company that owns the Myself® pelvic muscle trainer; we purchased the rights to receive certain distributions based on the profitability of the sales of the Myself® pelvic muscle trainer.  The calculation of the amounts we are entitled to receive from the sales of the Myself® pelvic muscle trainer are listed on Exhibit A to the New Horizon Agreement, which is attached hereto as Exhibit 10.8.

Products and Services

As noted above, we purchased a right to receive certain distributions based on the sales of the Myself® pelvic muscle trainer, we do not own the product itself or any equity in Jarden Corporation, the consumer products company that is the owner of the Myself® pelvic muscle trainer.  However, we believe some information regarding the Myself® pelvic muscle trainer will better allow investors and shareholders to understand the product upon which our revenue stream right is based.

The Myself® pelvic muscle trainer is the first FDA cleared, non-prescription product available direct to the consumer for the treatment of female incontinence.  This innovative device may provide some consumers a truly “curative” private solution to female incontinence.  The product is a home-use biofeedback product with proprietary technology that allows a woman to successfully strengthen her pelvic floor muscles on her own.  In addition to urinary incontinence, the Myself® product is an effective therapeutic choice for a number of other pelvic floor weakness-related conditions affecting millions of women.  These include conditions arising out of pregnancy, menopausal symptoms, pelvic organ relaxation, and female sexual dysfunction.

The Urinary Incontinence Marketplace; Customers

According to various market studies related to female incontinence:
-	over 1 in 3 women experience urinary incontinence at least once a month
-	over 40% of women experience sexual dissatisfaction
-	an estimated 37 million women suffer from menopausal symptoms
-	over 38% of women ages 50-79 have some form of prolapse
-	approximately 15% of women of age 18-50 experience chronic pelvic pain
-	over 95% of adult women suffer from occasional vaginal dryness or more frequent vaginal discomfort symptoms

As a result of the above figures, the marketplace for female incontinence medical devices, especially ones that can be purchased over the counter and used at home for such a personal matter, is substantial.  It is estimated that the prevalence of female incontinence rises to 30-40% of all women around middle age and then steadily increases with aging (up to 50% in elderly women)1. These statistics, combined with the fact the U.S. Census estimates that the number of women over 40 in the United States will increase from 63 million today to 80 million in 2020, point to a very significant market potential for the Myself® product.

Competition

The Myself® product represents a new category of product in its primary market segments and, as a result, direct competitive efforts have yet to evolve.  For the majority of women suffering from urinary incontinence that do not seek medical intervention, their over-the-counter options consist primarily of diapers or pads.  Diapers carry a social stigma and are usually incompatible with an active lifestyle.  Pads are a more discreet option, but are not as protective and they may still emit an embarrassing odor.  A year’s use of adult diapers can cost an individual more than $2,000.

Low-tech, consumer-oriented pelvic muscle strengthening gadgets are available.  These include intra-vaginal weights and spring-loaded resistance devices.  These are mainly available through the internet and their cost is anywhere from $90-$130.  These products do not offer the biofeedback component that is considered critical by most therapists to achieving any meaningful level of benefit.  These gadgets are largely unproven and have yet to reach the mass market retail channel.

1 Kathryn Burgio, “Prevalence, Incidence, and Correlates of Urinary Incontinence in Healthy, Middle-Age Women,” J Urology, 146:1255-1259, Nov 1991(http://www.medscape.com/viewarticle/462756).

Competition	Estimated Cost	Notes
Bladder Neck Suspension Surgery	$10,000	1/3rd of patients require second surgery in 5 years
Incontinence Drugs	$1,000/year	Do not treat stress or mixed incontinence
Absorbents	$1,500/year	Not curative
Pelvic Muscle Exercisers	$150-$200	Myself® is the only direct-to-consumer biofeedback device

Intellectual Property

Jarden Corporation, the consumer products company that is the owner of the Myself® pelvic muscle trainer, or its affiliates, has multiple international and domestic patents for that device.  That company also maintains a registered trademark for the name “Myself” for medical devices, namely, a muscle activity measuring device for use in the treatment of pelvic floor dysfunction in women in the United States.

Government Approvals and Regulations

The manufacture and sale of medical devices is subject to extensive regulatory requirements regarding production, product liability, distribution, importation, marketing, promotion, labeling, advertising, labor, and environmental issues.  In the United States, the medical device industry is subject to strict federal and state government regulations covering virtually every aspect of its operations, including production, marketing, promotion, sales, distribution, pricing, labeling, packaging, and advertising.

Advertising, marketing, and sales of medical devices are subject to various restrictions in markets around the world.

Labeling of medical devices is also regulated in many markets, varying from health warning labels to consumer information.

Regulatory decisions and changes in the legal and regulatory environment could increase our costs and the potential liabilities associated with our business or impact our business activities.

Research and Development Activities

Extensive marketing research continues in support of a potential mass market launch for this product. All research and development activities for this product are the sole responsibility of the owner of the product.

Compliance with Environment Laws

We have no disclosure required by this Item.

Medical Applicator Asset

As a result of our transaction with RWIP, LLC, described above, we acquired certain assets from RWIP, including a patent application for a novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage).

Products and Services

The medical applicator technology has a number of potential uses in the medical device field.  These include translumenal delivery of arterial repair devices such as stents and grafts, insertion of analgesics and other medicines to specific locations within a body orifice or vessel, and delivery of tamponading devices for achieving hemostasis within a body cavity.  Of these applications, the use of the applicator technology as a vaginal tampon delivery device offers the largest and nearest-term commercial potential due to its large consumer market and is the first potential product we are currently researching and testing.

A development team is currently working to refine the design criteria and market parameters for the project which will help them create clinical testing prototypes of the delivery device in its tampon applicator form.

The tampon applicator under development is designed to replace the plastic and cardboard applicators currently used by women to insert tampons.  Targeted advantages for the new applicator include easier and pain-free insertion, superior disposability (flushable/biodegradable), and smaller size at a cost equal to or less than current plastic applicators.

Disposal of tampons and their plastic applicators is problematic for consumers and the environment.  While plastic applicators are often preferred over flushable cardboard models due to their smoothness and functionality, today’s plastic applicators must be disposed of in a waste basket.  As a result they require the user to take a two-step approach to disposal while contributing to landfill volume.  When they do end up in the waste water system, they can cause blockages in residential and municipal systems.  Furthermore, whether thrown away or flushed, tampons and their components often end up in waterways and oceans where they take a long time to degrade.  Recognizing these shortcomings of existing applicators, our proposed tampon applicator is designed to be biodegradable and water dispersible so that no matter what its disposal path it will not harm the environment.

Research and Development Activities

On December 13, 2010, under the terms of the RWIP Agreement, we entered into a Development Services Agreement with RWIP under which RWIP agreed to provide services to us in connection with the development of the novel medical applicator asset.  The staff with RWIP has extensive experience in new product development (specifically within the feminine protection category) and business development.  Under the terms of the agreement with RWIP, we agreed to pay to RWIP an aggregate of $140,000 during 2011 based upon RWIP achieving certain performance thresholds.

On December 22, 2010, we entered into a Development Services Agreement with NorthStar Partners Consulting, LLC, a Connecticut limited liability company (the “Development Agreement”).  Under the terms of the Development Agreement, NorthStar will work with us to determine the commercialization options for the innovative tampon technology we recently acquired from RWIP, LLC.  NorthStar has extensive experience in new product innovation (specifically within the feminine protection category), business modeling, and business development.  NorthStar has worked successfully with several start-up companies seeking to bring new medical technologies to the retail and healthcare professional channels via strategic partnerships with large consumer packaged goods companies.

Tampon Market Overview

The potential number of worldwide tampon users includes all women in their menstruating years – which, according to Population Reference Bureau figures - amounts to 1.62 billion women.2  In the United States, tampon sales in 2006 were valued at $577 million (excluding Wal-Mart sales).3  As in the United States and Canada, 70% of women in Europe use tampons over sanitary napkins making for a similar market opportunity in the European Union.4  Over 90% of tampon customers in the United States prefer applicator-equipped tampons compared with 30% of European women.5  Historically, annual growth rates for the tampon market in North America and Europe have been in the 2-4% range over the past few years, but there is evidence of slowing growth as female baby boomers continue to enter menopause.6  Tampon sales outside of Europe and North America are expected to increase as living standards improve.  Increasing prosperity will allow more women the option of choosing tampons over inexpensive pads.  Experts predict a market growth rate in the high single digits for the industrialized Asian countries.7

The tampon market has seen dynamic growth and favorable response to innovation since recovering from Toxic Shock Syndrome cases in the early 1980s.  Innovations such as plastic applicators, compact tampons, flushable and biodegradable options, and products aimed at teens have helped fuel growth through the 1990s until today.  Tampax’s Pearl built a 12% market share a year from launch in 2002 and built this to a 22% share by 2006.8  Brand awareness and heavy promotion helped this product’s breakout, but much of its staying power can be attributed to consumers’ affinity for its improved features, which included a smooth, user-friendly plastic applicator.  The Tampax Pearl’s success came despite its 25% price premium relative to standard Tampax tampons.  This success reflects consumers’ responsiveness to innovation in this marketplace.

Competition

Leading competitors in the tampon market include consumer giant P&G’s Tampax brand, Playtex, O.B., and Kimberly-Clark’s Kotex.  Tampax is the market leader with a reported 50% share followed by Playtex at 20%, Kotex and O.B. at 12% and 8% respectively, and private label at 10%.9 Transfers in market share in this category have been driven by a cycle of innovation and promotion by Tampax and Playtex.  Given the apparent value of tampon innovation, we believe that if the technology we are developing is successful, we will be in a position to sell or license it to one or more of the current tampon manufacturers.

Intellectual Property

As part of the assets we purchased from RWIP, LLC, we acquired a U.S. Provisional Application, a PCT Patent Application, and a U.S. Continuation-in-Part Application related to the medical applicator.  In the RWIP Asset Purchase Agreement, RWIP agreed not to compete with the medical applicator technology for a period of five (5) years, which will assist us protecting the asset.  Additionally, our consulting agreement with RWIP contains a confidentiality provision, as well as an assignment of work product provision, both of which will further protect our intellectual property rights.

Government Approvals and Regulations

Tampons are regulated by the FDA as a Class II product and require FDA clearance prior to commercial sale and marketing.  Depending on the project’s commercialization status, the Company may pursue FDA clearance prior to transferring the technology to another company.  This could potentially shorten the time-to-market for the device and add value to the asset.

Digital File Conversion Services

As a result of our acquisition of all of the outstanding securities of the iSafe Entities, they are now our wholly-owned subsidiaries.  The iSafe Entities provide digital file conversion services that convert legacy information of various formats into valuable, usable information.  Services include document imaging, tape copying and transcription, data replication, and disaster recovery.  Additional services provided by the iSafe Entities include physical storage and management of hard copy records and paper materials, document retention planning, and document disposal.  These services enable the iSafe Entities to create unique and comprehensive data and information management solutions that deliver maximum value to their business and user communities.

According to the unaudited financial statements of the iSafe Entities, the companies had combined revenue of nearly $1.3 million in 2010, an increase of more than one-third over the 2009 revenue of approximately $0.9 million.  Major iSafe Entities’ customers include companies in the oil and gas, telecommunications, engineering, and medical sectors.

We will detail the business operations of the iSafe Entities in our Quarterly Report on Form 10-Q for the period ended March 31, 2011, the period in which the acquisition occurred.

Employees

We do not have any employees.  Currently all of our officers are independent contractors.  We believe that our relationship with our staff is good.

Description of Property

Currently, we do not lease office space, but maintain a virtual office at a cost of $219 per month, which provides us with a physical address, a phone number, answering service, and use of certain office facilities, such as conference rooms, on a discounted basis, as needed.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934.  Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Our Internet website address is http://www.heartlandbridgecapital.com.

2http://www.prb.org/Datafinder/Geography/MultiCompare.aspx?variables=45&regions=6,70,101,115,172,33,53,8,63,7,16,83,74,73,69,116,163,136,151,117,196,174,207,186,5,3,4,2,223,1

3 Tampons Segment Needs a Spark, Chain Drug Review, August 14, 2006

4 http://www.stayfreemagazine.org/public/wsj_tampons.html

5 Fighting for footing in feminine products: industry leaders in feminine hygiene products hope to parlay the promise of new national brand developments into private label., Private Label Buyer, 9/01/2003

6 Proceed with care: growth in the feminine care category is varied by product, but product innovation and updated merchandising is helping spark overall growth, Private Label Buyer, 6/01/2006; and Sanitary Protection In The US. advances in technology and design help drive growth, NonWovens Industry, Nov. 2006

7 Wuagneux, Ellen,  “Scent-sational San-Pro Strategies, NonWovens Industry, Nov, 2004

8 http://www.enquirer.com/editions/2003/09/07/biz_pgrivals07.html; and  Tampons Segment Needs a Spark, Chain Drug Review, August 14, 2006

9 Canadian Advertising Success Stories 2008, www.cassies.ca, OB Brand Study

ITEM 1A. – RISK FACTORS.

                As a smaller reporting company we are not required to provide a statement of risk factors.  However, we believe this information may be valuable to our shareholders for this filing.  We reserve the right to not provide risk factors in our future filings.  Our primary risk factors and other considerations include:

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have a limited operating history.  We may not successfully address these risks and uncertainties or successfully market our existing and new products.  If we fail to do so, it could materially harm our business and impair the value of our common stock.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate.  To date we do not have any revenues and currently our future revenues are dependent upon the future sales of the Myself® pelvic muscle trainer, as well on the successful development and sale of our tampon applicator and on the growth of the businesses of the iSafe entities.  Unanticipated problems, expenses, and delays are frequently encountered in establishing and developing new products in the medical technology field.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development setbacks, and inadequate sales and marketing.  The failure by us to address satisfactorily any of these conditions could have a materially adverse effect upon us and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

To date, we have not generated any revenue and we have no cash liquidity or capital resources.  Our future capital requirements will depend on many factors, including our ability to develop our intellectual property, our ability to generate positive cash flow from operations, and the effect of competing market developments.  We will need additional capital in the near future.  Any equity financings will result in dilution to our then-existing stockholders.  Sources of debt financing may result in high interest expense.  Any financing, if available, may be on terms deemed unfavorable.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

To date, we have relied on financing from investors and our officers and directors to fund operations, and we have generated no revenue.  We have limited cash liquidity and capital resources.  Our future capital requirements will depend on many factors, including our ability to market our products successfully, our ability to generate positive cash flow from operations, and our ability to obtain financing in the capital markets.  Our business plan requires additional financing beyond our anticipated cash flow from current operations.  Consequently, although we currently have no specific plans or arrangements for financing, we intend to raise funds through private placements, public offerings, or other such means.  Any equity financings would result in dilution to our then-existing stockholders.  Sources of debt financing may result in higher interest expense and may expose us to liquidity problems.  Any financing, if available, may be on terms deemed unfavorable.  If adequate funds are not obtained, we may be required to reduce or curtail operations.

For the Myself® product sales we are completely dependent upon third parties for the successful development, marketing, and sale of the product, and those third parties may prove unsuccessful in their attempts to develop, market, and/or sell the Myself® product.

Regarding our ownership in the Myself® cash flow, we are a passive recipient of a royalty stream based upon the profitability of the Myself® product, which is wholly outside of our control.  If the third parties that are tasked with the development, marketing, and sale of the Myself® product are unsuccessful then our proceeds from the Myself® cash flow could be minimal.

There can be no assurance that the third parties tasked with developing, marketing, and selling the Myself® product will be successful.

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management, both including and beyond what we have today.  We will attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas.  If we are unable to retain staff and to attract and retain sufficient additional employees, and the requisite information technology, engineering, and technical support resources, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  The loss of key personnel could limit our ability to develop and market our products.

Competition could have a material adverse effect on our business.

Our current investments are in the medical field.  The medical products industry is a highly competitive industry and the products that we currently have an interest in may not compete well in the marketplace, which could cause our revenues to be less than expected, and/or may cause us to increase the number of our personnel or our advertising or promotional expenditures to maintain our competitive position or for other reasons.

An increase in government regulations could have a material adverse effect on our business.

The U.S. and certain other countries in which we operate impose certain federal and state or provincial regulations, and also require warning labels and signage on medical products.  New or revised regulations or increased licensing fees, requirements, or taxes could also have a material adverse effect on our financial condition or results of operations.

We may be unable to adequately protect our proprietary rights.

Our ability to compete partly depends on the superiority, uniqueness, and value of our intellectual property and technology.  To protect our proprietary rights, we will rely on a combination of patent, copyright, and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions.  Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	Our applications for patents relating to our business may not be granted or, if granted, may be challenged or invalidated;
•	Issued patents may not provide us with any competitive advantages;
•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
•	Our efforts may not prevent the development and design by others of products or technologies similar to, competitive with, or superior to, those we develop; or
•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of other parties’ proprietary rights.  Any such litigation could be expensive and could distract our management from focusing on operating our business.  The existence and/or outcome of any such litigation could harm our business.

We may not be able to effectively manage our growth and operations, which could have a material adverse effect on our business.

We may experience rapid growth and development in a relatively short period of time.  Should this happen, the management of this growth could require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel, and the training of new personnel.  We intend to retain additional personnel as appropriate to manage our expected growth and expansion.  Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.

Our future research and development projects may not be successful.

The successful development of pharmaceutical products can be affected by many factors.  Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals.  In addition, the research and development cycle for new products for which we may obtain such approvals certificate typically is long.

There is no assurance that any of our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly developed products will achieve commercial success.  Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

Any products we develop, acquire, or invest in may not achieve or maintain widespread market acceptance.

The success of any products we develop, acquire, or invest in will be highly dependent on market acceptance.  We believe that market acceptance of any products will depend on many factors, including, but not limited to:

•	the perceived advantages of our products over competing products and the availability and success of competing products;
•	the effectiveness of our sales and marketing efforts;
•	our product pricing and cost effectiveness;
•	the safety and efficacy of our products and the prevalence and severity of adverse side effects, if any; and
•	publicity concerning our products, product candidates, or competing products.

If our products fail to achieve or maintain market acceptance, or if new products are introduced by others that are more favorably received than our products, are more cost effective, or otherwise render our products obsolete, we may experience a decline in demand for our products.  If we are unable to market and sell any products we develop successfully, our business, financial condition, results of operations, and future growth would be adversely affected.

Developments by competitors may render our products or technologies obsolete or non-competitive.

The medical device industry is intensely competitive and subject to rapid and significant technological changes.  A large number of companies are pursuing the development of medical devices for markets that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and other countries.  In addition, companies pursuing different but related fields represent substantial competition.  Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer medical device development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than do we.  These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures, or other collaborations.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or to detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud.  We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting.  Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable.  While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective.  There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment.  In addition, control procedures are designed to reduce rather than eliminate business risks.  If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.  Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products, or enhancements by us or our competitors; general conditions in the U.S. and/or global economies; developments in patents or other intellectual property rights; and developments in our relationships with our customers and suppliers.  Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the OTC Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future.  Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are often more volatile, and the risk to investors is often greater.  In addition, OTCBB stocks are often not eligible to be purchased by mutual funds and other institutional investors.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Currently, we do not lease office space, but maintain a virtual office at a cost of $219 per month, which provides us with a physical address, a phone number, answering service, and use of certain office facilities, such as conference rooms, on a discounted basis, as needed.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – (REMOVED AND RESERVED).

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed for trading on the OTC Bulletin Board.  Our current trading symbol is “HLBC.”  Since our stock has been listed there have been a limited number of trades of our common stock.

The following table sets forth the high and low bid information for each quarter within the fiscal year ended December 31, 2010, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2010	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	$0	$0
2011	First Quarter	$3.05	$0

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

In April 2010, there were 11,125,000 shares of our common stock outstanding held by 97 holders of record and no shares held in brokerage accounts.  As noted above, our corporation and initial capital structure were formed under the Plan of Reorganization in the Chapter 11 bankruptcy proceedings of AP Corporate Services, Inc.  The Plan of Reorganization was approved by the U.S. Bankruptcy Court.  Under the Plan of Reorganization, our initial capital structure consisted of: (i) 10,000,000 shares of common stock, restricted in accordance with Rule 144, issued to our then sole officer and one of our then Directors who was an administrative claimant in AP Corporate Services, Inc.’s bankruptcy proceeding; (ii) 1,000,000 shares of our common stock, without restrictive legend pursuant to Bankruptcy Code Section 1145, issued to three non-affiliates who were administrative claimants in AP Corporate Services, Inc.’s bankruptcy proceeding; (iii) 40,000 shares of our common stock, restricted in accordance with Rule 144, issued to three non-affiliates who were administrative claimants in AP Corporate Services, Inc.’s bankruptcy proceeding; (iv) 85,000 shares of our common stock, without restrictive legend pursuant to Bankruptcy Code Section 1145, issued to 98 non-affiliates who were unsecured general creditors in AP Corporate Services, Inc.’s bankruptcy proceeding; and (v) warrants to purchase 5,000,000 shares of our common stock, convertible into shares of our common stock to be issued without restrictive legend pursuant to Bankruptcy Code Section 1145, issued to the three non-affiliates who received the 1,000,000 shares of our common stock under (ii), above, who were administrative claimants in AP Corporate Services, Inc.’s bankruptcy proceeding.  The warrants consist of 1,000,000 “A Warrants” each convertible into one share of our common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of our common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of our common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of our common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of our common stock at an exercise price of $5.00.  The “A” through “E” warrants are currently exercisable and may be exercised at any time prior to January 4, 2014.  The “A” through “E” warrants contain a limitation providing that the warrants cannot be exercised if such exercise will cause the holder to own more than 4.9% of our then outstanding common stock.

As of December 31, 2010, there were 11,125,000 shares of our common stock outstanding held by 97 holders of record and no shares held in brokerage accounts.  Of these shares, 1,125,000 are held by non-affiliates and 1,085,000 were free-trading.  On the cover page of this filing we value the 1,125,000 shares held by non-affiliates at $1,687,500.  These shares were valued at $1.50 per share, which was price assigned to our common stock in transactions with unrelated third parties.  As of December 31, 2010 no trades of common stock had occurred on the OTC Bulletin Board.

Warrants

On December 15, 2010, our Board of Directors approved the issuance of warrants to purchase our common stock to certain of our officers, directors, and consultants to reward and compensate them for their outstanding service to the company.  As a result, on December 29, 2010, we issued the following warrants to purchase our common stock:

Name	No. of Warrants	Exercise Price
James F. Groelinger	100,000	$1.50
Frederick Larcombe	50,000	$1.50
Steven H. Gifis	50,000	$1.50
Frederick Voight	50,000	$1.50
Wayne LeBlanc	50,000	$1.50
L. Bruce Glasser	50,000	$1.50

These warrants and the underlying shares are restricted in accordance with Rule 144, with an exercise price of One Dollar Fifty Cents ($1.50) per share.  The warrants vest 50% immediately and 50% in one year from the issuance date, and expire on December 29, 2014.  The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the recipients were either accredited or sophisticated and familiar with our operations.

In connection with the asset purchase agreement with RWIP, LLC, we issued warrants to RWIP to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $2.00 per share.  These warrants are held by a non-affiliate and may be exercised at any time within four (4) years from the issuance date.

Additionally, on April 29, 2010, pursuant to the Plan of Reorganization of AP Corporate Services, Inc. (the “Debtor”) we issued warrants to purchase 5,000,000 shares of our common stock, to certain creditors of the Debtor as part of the confirmed Plan of Reorganization.  The warrants consist of 1,000,000 “A Warrants” each convertible into one share of our common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of our common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of our common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of our common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of our common stock at an exercise price of $5.00.  The “A” through “E” warrants are currently exercisable and may be exercised at any time prior to January 4, 2014.  The “A” through “E” warrants contain a limitation providing that the warrants cannot be exercised if such exercise will cause the holder to own more than 4.9% of our then outstanding common stock.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.  Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans.  As a result, we did not have any options, warrants, or rights outstanding as of December 31, 2010.

Recent Issuance of Unregistered Securities

On February 11, 2011, we issued 10,000 shares of our common stock to an unrelated third party in exchange for $17,500 under the terms of a Securities Purchase Agreement.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and each of the investors was either accredited or sophisticated and familiar with our operations.

On December 15, 2010, our Board of Directors approved the issuance of warrants to purchase our common stock to certain of our officers, directors, and consultants to reward and compensate them for their outstanding service to the company.  As a result, on December 29, 2010, we issued the following warrants to purchase our common stock:

Name	No. of Warrants	Exercise Price
James F. Groelinger	100,000	$1.50
Frederick Larcombe	50,000	$1.50
Steven H. Gifis	50,000	$1.50
Frederick Voight	50,000	$1.50
Wayne LeBlanc	50,000	$1.50
L. Bruce Glasser	50,000	$1.50

These warrants and the underlying shares are, restricted in accordance with Rule 144, with an exercise price of One Dollar Fifty Cents ($1.50) per share.  The warrants vest 50% immediately and 50% in one year from the issuance date, and expire on December 29, 2014.  The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the recipients were either accredited or sophisticated and familiar with our operations.

On November 4, 2010, we entered into a Securities Purchase Agreement with Rockland Group, LLC, an entity controlled by Harry Pond, one of our Directors and our largest shareholder, under which Rockland Group agreed to purchase Two Million (2,000,000) shares of a yet to be created series of our preferred stock in exchange for $100,000.  Under the terms of the Purchase Agreement we are obligated to create a new class of preferred stock entitled the Series A Convertible Preferred Stock with the following rights and preferences: (i) dividend rights equal to the dividend rights our common stock; (ii) liquidation preference over our common stock; (iii) each share of Series A Convertible Preferred Stock will be convertible into one share of our common stock; (iv) no redemption rights; (v) no call rights by us; (vi) each share of Series A Convertible Preferred stock will have twenty five (25) votes on all matters validly brought to our common stockholders for approval; and (vii) mandatory approval by a majority of the Series A Convertible Preferred stockholders for certain change of control transactions by us.  The other rights and preferences will be determined by our Board of Directors.  We created a series of preferred stock, our Series A Convertible Preferred Stock, with the rights and preferences listed above on March 8, 2011.  The Two Million (2,000,000) shares of Series A Convertible Preferred Stock were issued to Rockland Group, LLC on April 12, 2011.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

Under the New Horizon Agreement, as amended and as consideration for the Asset, we agreed to issue to New Horizon, Inc., the following: (i) a convertible promissory note in the principal amount of Two Million Dollars ($2,000,000), convertible into our common stock at the conversion ratio of One Dollar Fifty Cents ($1.50) per share, with the option by us to pay the note with our common stock in lieu of cash at the rate of one share of our common stock per One Dollar ($1) being paid, (ii) Three Million Four Hundred Thousand (3,400,000) shares of our common stock, restricted in accordance with Rule 144, and (iii) Three Million (3,000,000) shares of a new series of preferred stock to be created by us, restricted in accordance with Rule 144, with the following rights and preferences:  (i) dividend rights equal to the dividend rights of our common stock; (ii) liquidation preference over our common stock and equal to that of our Series A Convertible Preferred Stock; (iii) each share of Series B Convertible Preferred Stock will be convertible into five (5) shares of our common stock; (iv) no redemption rights; (v) no call rights by us; and (vi) each share of Series B Convertible Preferred Stock will have one (1) vote on all matters validly brought to our common stockholders, with the other rights and preferences to be determined by our Board of Directors.  The Three Million Four Hundred Thousand (3,400,000) shares of our common stock, restricted in accordance with Rule 144, were issued on January 26, 2011.  We created a series of preferred stock, our Series B Convertible Preferred Stock, with the rights and preferences listed above on March 8, 2011.  The Three Million (3,000,000) shares of Series B Convertible Preferred Stock were issued on April 12, 2011.  As a result of this transaction, New Horizon, Inc. became a holder of more than 10% of our outstanding common stock.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and each of the investors was either accredited or sophisticated and familiar with our operations.

Under the RWIP Agreement, as consideration for the Asset, we agreed to issue RWIP, LLC, the following: (i) a convertible promissory note in the principal amount of One Hundred Twenty Five Thousand Dollars ($125,000), convertible into our common stock at the conversion ratio of One Dollar Fifty Cents ($1.50) per share, (ii) a warrant to purchase One Hundred Fifty Thousand (150,000) shares of our common stock, restricted in accordance with Rule 144, with an exercise price of Two Dollars ($2) per share, and (iii) royalties equal to Twenty Percent (20%) of the net income (revenue minus expenses) received by us in connection with the assets purchased from RWIP (in order to calculate this amount the revenue and expenses related to the RWIP assets will be calculated separately from our other business assets).  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and each of the investors was either accredited or sophisticated and familiar with our operations.

On April 29, 2010, pursuant to the confirmed Plan of Reorganization of AP Corporate Services, Inc. (the “Debtor”) we issued 1,085,000 shares of our common stock to 93 shareholders by order of the U.S. Bankruptcy Court for the Central District of California.  The Court ordered the incorporation of the Company, the assignment to us of the plans to establish a website services provider, and ordered the above securities to be distributed to creditors of the Debtor in partial satisfaction of their claims against the Debtor and in order to enhance the creditors’ opportunity for recovery.  The shares were issued in exchange for claims against the estate of AP Corporate Services, Inc. and were exempt from registration under the Securities Act of 1933, as amended, because they were issued under section 1145 of the Bankruptcy Code (Title 11 of the U.S. Code), and were therefore issued without restrictive legend. In addition, we may have also relied upon section 3(a)(7) of the Securities Act of 1933 as a transaction ordered by a court as part of a bankruptcy reorganization.

On April 29, 2010, pursuant to the confirmed Plan of Reorganization of the Debtor we also issued warrants to purchase 5,000,000 shares of our common stock, where were also distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization.  The warrants consist of 1,000,000 “A Warrants” each convertible into one share of our common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of our common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of our common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of our common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of our common stock at an exercise price of $5.00.  All warrants are currently exercisable and may be exercised at any time prior to January 4, 2014.  The “A” through “E” warrants contain a limitation providing that the warrants cannot be exercised if such exercise will cause the holder to own more than 4.9% of our then outstanding common stock.  The warrants were issued in exchange for claims against the estate of AP Corporate Services, Inc. and were exempt from registration under the Securities Act of 1933, as amended, because they were issued under section 1145 of the Bankruptcy Code (Title 11 of the U.S. Code), and were therefore issued without restrictive legend.  In addition, we may have also relied upon section 3(a)(7) of the Securities Act of 1933 as a transaction ordered by a court as part of a bankruptcy reorganization.

On April 29, 2010 we issued 10,040,000 restricted shares of our common stock.  Of the shares, 10,000,000 shares were issued to our former President, Kenneth S. Barton; the total consideration paid for these shares was $30,000 or approximately $0.003 per share.  On the same date we issued 10,000 shares to our Secretary and Treasurer, Anthony Turnbull, and a total of 30,000 shares to two attorneys in exchange for services rendered.  All these shares were issued with a restrictive legend in accordance with Rule 144.  We relied upon Section 4(2) of the Securities Act of 1933, as amended, for the above issuance.

If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of Heartland Bridge Capital, Inc. for the year ended December 31, 2010 contains forward-looking statements, principally in this Section and “Business.”  Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms.  These statements reflect only our current expectations.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing.  You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report.  These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors.  There may be events in the future; however, that we are unable to predict accurately or over which we have no control.  The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: changes in investment and business strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in Notes to the Consolidated Financial Statements), the following are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

Understanding our accounting policy with respect to share-based compensation is critical in fully understanding and evaluating our financial statements.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements which are applicable to us.

Results of Operations for the Period April 29, 2010 (Inception) to December 31, 2010

Introduction

As indicated elsewhere in this document, we were incorporated on April 29, 2010 as I-Web Media, Inc. to pursue a website development and internet marketing business.  In connection with a change of control on November 3, 2010, we appointed new management and directors, changed our name to Heartland Bridge Capital, Inc., and changed our business focus to investments and acquisition opportunities primarily in products and companies involved in the emerging and important market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management.  Therefore, the commentary for 2010 addresses this new focus as it represented virtually all of our business activity during 2010.

Acquisitions

In concert with our new business focus, in December 2010 we acquired the rights to: (i) a royalty stream related to the sales of the Myself® pelvic muscle trainer; and (ii) a patent application and related rights for a novel medical applicator (both as previously described in this document).

These assets are presented on our balance sheet at values determined in accordance with generally accepted accounting principles.  However, management believes that such values are nominal relative to the value that we expect to realize over the life of these assets.  This belief is based, in part, upon the fact that: (i) these assets are in market areas that have been shown to be responsive to innovation; and (ii) the Myself® product is owned by the Jarden Corporation, a company that has a history and current portfolio of successful consumer products.

We believe the consummation of these acquisitions represents a significant milestone for us and establishes the foundation for a valuable portfolio of investments and acquisitions in the medical products area.

Revenues, Expenses, and Loss from Operations

Revenues

We recently changed our business focus as described above and have yet to realize any revenues.  However, as further discussed in the Liquidity section, we raised monies to support our new business focus and consummated the acquisition of the rights to a royalty stream and a medical device in December 2010.  We immediately commenced research and development activities in connection with the latter.

Research and Development

Research and development expenses of $135,000 consisted primarily of a $125,000 charge for acquired in-process research and development associated with the novel medical device acquired in December 2010.

General and Administrative Expenses

General and administrative expenses of $165,000 related almost exclusively to the new business focus and consisted primarily of $62,000 in legal fees, $55,000 compensation to new management, $20,000 in financial advisory services, and $19,000 in public company related expenses.

Interest Income/Expense

Interest income consisted exclusively of interest income on cash balances.  Interest expense of $12,300 consisted of $11,500 and $700 related to the $2,000,000 and the $125,000 promissory notes, respectively, issued in December 2010.

Provision for Income Taxes

We were in a net operating loss position for the period April 29, 2010 (Inception) through December 31, 2010.  Deferred tax assets resulting from such losses are fully reserved since, at the present time, it is more likely than not that such assets will not be realized.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations during 2010, have an accumulated deficit of $311,694 as of December 31, 2010.  Cash outflows for operating activities during 2010 totaled $155,135 and we had a working capital deficiency of $2,364,907 as of December 31, 2010.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities.  To date, we have dedicated most of our financial resources to general and administrative expenses in the pursuit of our business plan.

We had cash of $19,997 as of December 31, 2010.  That amount cannot support our anticipated activities during 2011.

We plan to fund activities related to our business plan during 2011 and beyond primarily through receipts related to Myself royalties and the sale of equity securities.  We cannot be certain regarding the amounts of such royalties, if available at all.  We cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we do not receive Myself related royalties and/or are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize ourselves and cease operations.

Cash Flows

The following table sets forth our cash flows for the year ended December 31, 2010:

Provided by (used in):
Operating activities	$(155, 135)
Investing activities	-
Financing activities	175,132
Net	$19, 997

Cash outflows for operating activities during 2010 consisted primarily of general and administrative expenses in the pursuit of our business plan.  Cash flows from financing activities consisted of monies received through the private placement of equity securities.  There were no cash flows related to investing activities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010:

	2011	2012	Total
Debt obligations	$1,503,465	$666,667	$2,170,132
Service contracts	137,500	-	137,500
Operating leases	2,409	-	2,409
	$1,643,374	$666,667	$2,310,041
Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management did not identify any material weaknesses.

(c)          Remediation of Material Weaknesses

Not applicable

(d)          Changes in Internal Control over Financial Reporting

 As previously disclosed in Item 1 - Business / Corporate History, there was a change of control during the quarter ended December 31, 2010 through which we appointed new directors and retained new executive officers. We believe this action resulted in improvements in internal control over financial reporting during that period.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors, director nominees, and executive officers, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

James F. Groelinger	66	Chief Executive Officer and Director

Frederick Larcombe	54	Chief Financial Officer and Secretary

Wayne LeBlanc	62	Sr. Managing Director – Business Development and Director

Harry Pond	60	Director

James F. Groelinger replaced Mr. Barton as our Chief Executive Officer on November 3, 2010. Since 2007, Mr. Groelinger has been the Managing Director at Bellegrove Associates where he provides strategic guidance to emerging clean energy entrepreneurs and companies. This guidance includes, but is not limited to, evaluating potential energy-related investments, assisting inventors with energy-related patents and products, as well as developing strategies for creating joint ventures between U.S. and foreign entities or governments. Since 2009, Mr. Groelinger has also been the Executive Director of Clean Energy Alliance, Inc., which is a national association of clean energy incubators for the purpose of fund raising, policy development, and strategy. From 2001 to 2006, Mr. Groelinger was the Chief Executive Officer and a Director, and was President from 2007 to 2008, of EPV Solar, Inc., which was a photovoltaic technology company that developed a technology for the production of thin-film photovoltaic products. As CEO of EPV Solar, Mr. Groelinger led the company and oversaw sales as they increased from nil to more than $20 million annually, developed products sales in the U.S., Germany, and Spain, oversaw joint ventures with foreign manufacturers, and managed a complex $60 million debt-for-equity recapitalization, setting the stage for a $70 million third-party financing and initial public offering. Mr. Groelinger received his BChE from the City College of New York, New York, and his MBA in Finance from Temple University.

Frederick Larcombe replaced Mr. Turnbull as our Chief Financial Officer and Secretary on November 3, 2010. From early 2008 to the present, Mr. Larcombe, as a principal with Crimson Partners, a group of seasoned financial professionals, serves a number of clients primarily in the life sciences. In this connection and since September 2009, Mr. Larcombe has served as the Chief Financial Officer for iBio, Inc. (IBPM.OB), a biotechnology company focused on commercializing its proprietary technology for the production of biologics including vaccines and therapeutic proteins. From 2005 to 2007, he was simultaneously the Chief Financial Officer of Xenomics Inc., and FermaVir Pharmaceuticals, Inc. From 2004 to 2005, he was a consultant with Kroll Zolfo Cooper, a professional services firm providing interim management and turn-around services, and from 2000 to 2004, he was Chief Financial Officer of MicroDose Therapeutics. Prior to 2000, Mr. Larcombe held various positions with ProTeam.com, Cambrex, and PriceWaterhouseCoopers. Mr. Larcombe's received his BS in Accounting from Seton Hall University, was designated a Certified Public Accountant in New Jersey, and is an alumnus of the Management Development Program at Harvard Business School.

Wayne LeBlanc is our Senior Managing Director for Business Development, effective November 3, 2010. Mr. LeBlanc is a senior business development executive. Since 1999, Mr. LeBlanc has been a managing partner in Solutions for Energy Management where he has been involved in brokering electricity to large customers and serving as a consultant for demand side management. Mr. LeBlanc is also currently a managing partner in eMEDiSAFE, a company formed to address the recent requirements to convert to electronic medical records to reduce health care costs. From 2007-2008, Mr. LeBlanc was Vice President of Business Development for EPV Solar. In this position he was part of an executive team assembled to secure capital for manufacturing expansion, both in the U.S. and internationally, and recruitment of senior staff. From 2000-2004, Mr. LeBlanc was a founder of Utility Choice Electric, the first independent retail electric provider in Texas. .

Harry Pond, the Manager of the Rockland Group, LLC, the holder of 90% of our outstanding common stock, was appointed to serve on our Board of Directors on November 3, 2010. From 2005 to present, Mr. Pond has served as Managing Director of Rockland Group, LLC, which is a real estate development company active in the Houston, Texas real estate market. From 2008 to present, Mr. Pond has served as a senior business executive for Rockland Insurance Agency, Inc. In this position he is actively involved with the management of loss prevention, marketing, and recruiting to ensure the company’s profitability and productivity. From 1979 to present, Mr. Pond has owned and operated The Harry Pond Insurance Agency, a company that he is currently in the process of merging with Rockland Insurance Agency, Inc. Mr. Pond received his BS in mathematics and education from Texas State University.

Historical Compensation of Directors

Other than as set forth herein no compensation has been given to any of the directors, although they may be reimbursed for any pre-approved out-of-pocket expenses.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Harry Pond	0	0	0
James F. Groelinger	1	1	0
Frederick Larcombe	1	1	0
Wayne LeBlanc	1	1	0
Anthony R. Turnbull	0	0	2
Kenneth S. Barton	0	0	1
New Horizon, Inc.	0	0	0

Board Meetings and Committees

During 2010, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings and all written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics, because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Audit Committee

We do not currently have an audit committee.

Compensation Committee

We do not currently have a compensation committee.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the period from our inception (April 29, 2010) to December 31, 2010 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
James F. Groelinger	2010	$8,000-	-	-	-	-	-	-	$8,000-
CEO

Frederick Larcombe	2010	$8,000-	-	-	-	-	-	-	$8,000-
Secretary and CFO

Wayne LeBlanc	2010	$10,000-	-	-	-	-	-	-	$10,000-
Sr. Managing Dir. Bus. Dev.

Kenneth S. Barton (1)		-	-	-	-	-	-	-	-
Former CEO, CFO and Secretary	2010

(1)	Mr. Barton resigned from all positions, effective November 3, 2010.

Mr. James F. Groelinger, our Chief Executive Officer, was engaged as an independent contractor during 2010 and earned $8,000 in compensation. He was also awarded warrants to purchase 100,000 shares of our common stock at and exercise price of $1.50 per share through December 2014. The value of such warrants was calculated utilizing the Black-Scholes Option Pricing Model and deemed to be de minimis.

Mr. Frederick Larcombe, our Chief Financial Officer, was engaged as an independent contractor during 2010 and earned $8,000 in compensation. He was also awarded warrants to purchase 50,000 shares of our common stock at and exercise price of $1.50 per share through December 2014. The value of such warrants was calculated utilizing the Black-Scholes Option Pricing Model and deemed to be de minimis.

All other executive officers received similar compensation or no compensation during 2011.

Employment Contracts

We currently do not have written employment agreements with our executive officers.

Director Compensation

The following table sets forth director compensation for 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harry Pond	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James F. Groelinger	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wayne LeBlanc	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Anthony R. Turnbull (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kenneth S. Barton (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Turnbull resigned, effective December 29, 2010.
(2)	Mr. Barton resigned, effective November 3, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2010:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James F. Groelinger	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Frederick Larcombe	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Wayne LeBlanc	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 11, 2011, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount	Percent of Class (1)
Common Stock	Harry Pond (3)	Director	12,000,000 (4)	73.7%
Common Stock	James F. Groelinger (3)	Chief Executive Officer	50,000 (5)	0.3%
Common Stock	Frederick Larcombe (3)	CFO and Secretary	25,000 (6)	0.2%
Common Stock	Wayne LeBlanc (3)	Sr. Managing Dir. Bus. Development	25,000 (7)	0.2%
Common Stock	New Horizon, Inc.	5% Shareholder	5,333,334 (8)	32.8%
Common Stock	All Directors and Officers		12,010,000 (4)	73.8% (4)
	As a Group (4 persons)

(1)
Based on 16,281,123 shares outstanding as of April 13, 2011. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is c/o Heartland Bridge Capital, Inc., 1 International Boulevard, Suite 400, Mahwah, New Jersey 07495.

(3)	Indicates an officer and/or director of the Company

(4)
Includes shares held in the name of Rockland Group, LLC, an entity controlled by Mr. Pond. Includes Two Million (2,000,000) shares of Series A Convertible Preferred Stock owned by Rockland Group, LLC, which are convertible at any time into Two Million (2,000,000) shares of our common stock.

(5)	Includes warrants to purchase Fifty Thousand (50,000) shares of our common stock at an exercise of $1.50 per share.

(6)	Includes warrants to purchase Twenty Five Thousand (25,000) shares of our common stock at an exercise of $1.50 per share.

(7)	Includes warrants to purchase Twenty Five Thousand (25,000) shares of our common stock at an exercise of $1.50 per share.

(8)	Includes 1,333,334 shares of common stock underlying $2,000,000 convertible promissory note, convertible at any time at a value of $1.50 per share.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

Change of Control Transaction

On October 28, 2010, our largest shareholder at the time, Kenneth S. Barton, our then President and Chief Executive Officer, Director, and 10%+ shareholder, entered into an Agreement to Purchase Common Stock with Rockland Group, LLC (“Rockland Group”), under which Rockland Group agreed to purchase an aggregate of 10,000,000 shares of our common stock from Mr. Barton. These shares represented approximately 90% of our then outstanding common stock and represented in a change in control transaction. The transaction closed November 3, 2010.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 4, 2010, we entered into a Securities Purchase Agreement with Rockland Group, LLC, an entity controlled by Harry Pond, one of our Directors and our largest shareholder, under which Rockland Group agreed to purchase Two Million (2,000,000) Shares of a yet to be created series of our preferred stock in exchange for $100,000. Under the terms of the Securities Purchase Agreement we are obligated to create a new class of preferred stock entitled the Series A Convertible Preferred Stock with the following rights and preferences: (i) dividend rights equal to the dividend rights our common stock; (ii) liquidation preference over our common stock; (iii) each share of Series A Convertible Preferred Stock will be convertible into one share of our common stock; (iv) no redemption rights; (v) no call rights by us; (vi) each share of Series A Convertible Preferred stock will have twenty five (25) votes on all matters validly brought to our common stockholders for approval; and (vii) mandatory approval by a majority of the Series A Convertible Preferred stockholders for certain change of control transactions by us. The other rights and preferences will be determined by our Board of Directors. We have not created the Series A Convertible Preferred Stock yet and have, therefore, not issued the shares. We will not be issuing the shares under the Securities Purchase Agreement until after the class of Series A Convertible Preferred Stock has been created with the State of Delaware.

On December 8, 2010, we entered into an Asset Purchase Agreement with New Horizon, Inc., a Texas corporation (the “New Horizon Agreement”). On December 9, 2010, the transactions contemplated by the New Horizon Agreement closed (the “Closing”). Pursuant to the New Horizon Agreement, we acquired certain assets from New Horizon, including the right to receive any proceeds New Horizon is entitled to receive from the sale of the Myself® pelvic muscle trainer. The calculation of the amounts we are entitled to receive from the sales of the Myself® pelvic muscle trainer are listed on Exhibit A to the New Horizon Agreement, which is attached hereto as Exhibit 10.8.

Under the New Horizon Agreement, as consideration for the Asset, we agreed to issue to New Horizon, Inc., the following: (i) a convertible promissory note in the principal amount of Two Million Dollars ($2,000,000), convertible into our common stock at the conversion ratio of One Dollar Fifty Cents ($1.50) per share, with the option by us to pay the note with our common stock in lieu of cash at the rate of one share of our common stock per One Dollar ($1) being paid (see Exhibit 10.2, attached hereto), (ii) Four Million (4,000,000) shares of our common stock, restricted in accordance with Rule 144, and (iii) Three Million (3,000,000) shares of a new series of preferred stock to be created by us, restricted in accordance with Rule 144, with the following rights and preferences: (i) dividend rights equal to the dividend rights of our common stock; (ii) liquidation preference over our common stock and equal to that of our Series A Convertible Preferred Stock; (iii) each share of Series B Convertible Preferred Stock will be convertible into five (5) shares of our common stock; (iv) no redemption rights; (v) no call rights by us; and (vi) each share of Series B Convertible Preferred Stock will have one (1) vote on all matters validly brought to our common stockholders, with the other rights and preferences to be determined by our Board of Directors. Under the terms of the New Horizon Agreement we may be obligated to issue up to an additional Two Million (2,000,000) shares of our common stock and One Million Five Hundred Thousand (1,500,000) shares of the Series B Preferred Stock, with the exact number of additional shares to be issued, if any, being dependent upon the fair market value of our common stock in July 2012, as set forth in the New Horizon Agreement. We have not created the Series B Convertible Preferred Stock yet and have, therefore, not issued the shares. We will not be issuing the shares under the Purchase Agreement until after the class of Series B Convertible Preferred Stock has been created with the State of Delaware. As a result of this transaction, New Horizon, Inc. became a holder of more than 10% of our outstanding common stock.

On December 16, 2010, December 27, 2010, and December 29, 2010, we issued promissory notes to Rockland Group, LLC, an entity controlled by Harry Pond, one of our Directors and our largest shareholder, under which Rockland Group loaned us $10,000, $5,000 and $20,000, respectively. These notes carry an interest rate of fifteen percent (15%). Under the original notes, as subsequently amended, all three notes mature on June 28, 2011.

On December 15, 2010, our Board of Directors approved the issuance of warrants to purchase our common stock to certain of our officers, directors, and consultants to reward and compensate them for their outstanding service to the company. As a result, on December 29, 2010, we issued the following warrants to purchase our common stock:

Name	No. of Warrants	Exercise Price
James F. Groelinger	100,000	$1.50
Frederick Larcombe	50,000	$1.50
Steven H. Gifis	50,000	$1.50
Frederick Voight	50,000	$1.50
Wayne LeBlanc	50,000	$1.50
L. Bruce Glasser	50,000	$1.50

These warrants and the underlying shares are, restricted in accordance with Rule 144, with an exercise price of One Dollar Fifty Cents ($1.50) per share. The warrants vest 50% immediately and 50% in one year from the issuance date, and expire on December 29, 2014. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the recipients were either accredited or sophisticated and familiar with our operations.

We do not have a written policy concerning the review, approval, or ratification of transactions with related persons.

We do not have an audit, compensation, or nominating committee, and none of our Directors are considered independent.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit

During the year ended December 31, 2010, Chang G. Park, CPA charged $2,500, in fees for professional services for the audit of our financial statements in our Form 10-12g. We were formed in April 2010, and therefore did not incur any audited and restated fees in 2009.

Tax Fees

During the year ended December 31, 2010, Chang G. Park, CPA did not provide professional services for tax preparation. We were formed in April 2010, and therefore did not incur any tax fees in 2009.

All Other Fees

During the year ended December 31, 2010, Chang G. Park, CPA did not provide any other services or invoice any additional fees. We were formed in April 2010, and therefore did not incur any other fees in 2009.

Of the fees described above for the year ended December 31, 2010, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)       Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)       Exhibits

Refer to (b) below.

(b)            Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2	Amended Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3	Restated Articles of Incorporation of Heartland Bridge Capital, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4 (1)	Bylaws of I-Web Media, Inc.

3.5	Restated Bylaws of Heartland Bridge Capital, Inc.

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.10 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.11 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.12 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.13 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.14 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.15 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.16 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.19	Promissory Note Held by Rockland Group, LLC, dated December 29, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc., dated December 9, 2010

10.22 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.23 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.24 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

(1)	Incorporated by reference from our Registration Statement on Form 10-12G/A filed with the Commission on August 12, 2010.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 15, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 23, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 30, 2010.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 14, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 24, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heartland Bridge Capital, Inc.

Dated: April 15, 2011		/s/ James F. Groelinger
	By:	James F. Groelinger
Chief Executive Officer and a Director

Dated: April 15, 2011		/s/ Frederick Larcombe
	By:	Frederick Larcombe
Chief Financial Officer and Secretary

Dated: April 15, 2011		/s/ Wayne LeBlanc
	By:	Wayne LeBlanc
Sr. Managing Director – Business Development and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harry Pond
Dated: April 15, 2011	By:	Harry Pond
Director

Dated: April 15, 2011		/s/ James F. Groelinger
	By:	James F. Groelinger
Chief Executive Officer and a Director

Dated: April 15, 2011		/s/ Frederick Larcombe
	By:	Frederick Larcombe
Chief Financial Officer and Secretary

Dated: April 15, 2011		/s/ Wayne LeBlanc
	By:	Wayne LeBlanc
Sr. Managing Director – Business Development and a Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheet	F-3
Statement of Operations	F-4
Statement of Stockholders' Deficiency	F-5
Statement of Cash Flows	F-6
Notes to Financial Statements	F-7
Supplementary Data
Not applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Heartland Bridge Capital, Inc., Inc. (formerly I-Web Media, Inc.) (a development stage company) as of December 31, 2010, and the related statements of operations, stockholders' deficiency and cash flows for the period April 29, 2010 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartland Bridge Capital, Inc. (formerly I-Web Media, Inc.) (a development stage company) as of December 31, 2010, and its results of operations and cash flows for the period April 29, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss and negative cash flows from operating activities for the period April 29, 2010 (date of inception) to December 31, 2010 and has an accumulated deficit and negative working capital as of December 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY
April 15, 2011

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Balance Sheet
December 31, 2010

Assets
Current assets:
Cash	$19,997
Prepaid expenses and other current assets	16,936
Total current assets	36,933
Intangible asset	2,950,000
Total assets	$2,986,933
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable & accrued expenses	$48,375
Notes payable	1,468,465
Notes payable - Due to related party	35,000
Stock subscription payable	750,000
Stock subscription payable - Due to related party	100,000
Total current liabilities	2,401,840
Notes payable	666,667
Total liabilities	3,068,507
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-

Common stock, $0.0001 par value, 250,000,000 shares authorized, 15,125,000 issued and outstanding	1,512

Additional paid-in capital	228,608
Deficit accumulated during development stage	(311,694)
Total stockholders' deficiency	(81,574)
Total liabilities and stockholders' deficiency	$2,986,933

The accompanying notes are an integral part of these financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Statement of Operations
For the period from April 29, 2010 (Inception) to December 31, 2010

Operating expenses:
Research and development (Includes charge for acquired in-process research and development of $125,000)	$134,660
General and administrative	164,778
Total operating expenses	299,438
Operating loss	(299,438)
Other income (expense):
Interest income	56
Interest expense	(12,312)
Other income (expense)	(12,256)
Loss before income taxes	(311,694)
Income tax expense	-
Net loss	$(311,694)
Net loss per common share - Basic and diluted	$(0.03)
Weighted average common shares outstanding - Basic and diluted	11,466,463

The accompanying notes are an integral part of these financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Period from April 29, 2010 (Inception) to December 31, 2010

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock Series A & B		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
Balance, April 29, 2010 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash at $0.0003 per share (Notes 1 and 6)	-	-	10,000,000	1,000	29,000	-	30,000
Issuance of common stock and warrants in accordance with court order (Notes 1 and 6)	-	-	1,085,000	108	(108)	-	-
Issuance of common stock for services (Note 6)	-	-	40,000	4	116	-	120
Issuance of common stock valued at $0.05 in connection with the acquisition of the Myself royalty stream (Note 6)	-	-	4,000,000	400	199,600	-	200,000
Net loss	-	-	-	-	-	(311,694)	(311,694)
Balance, December 31, 2010	-	$-	15,125,000	$1,512	$228,608	$(311,694)	$(81,574)

The accompanying notes are an integral part of these financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Statement of Cash Flows
For the period from April 29, 2010 (Inception) to December 31, 2010

Cash flows used in operating activities:
Net loss	$(311,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for acquired in-process research and development	125,000
Share-based compensation - Common stock issued for services	120
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(16,936)
Increase in accounts payable and accrued expenses	48,375
Net cash used in operating activities	(155,135)
Cash flows from financing activities:
Proceeds from sale of common stock	30,000
Proceeds from stock subscription	100,000
Proceeds from issuance of notes payable	45,132
Net cash flows from financing activities	175,132
Net increase in cash	19,997
Cash - Beginning of period	-
Cash - End of period	$19,997
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-
Income taxes	$-
Supplemental disclosures of non-cash operating, investing, and financing activities:
Acquisition of Myself royalty stream:
Issuance of note payable	$2,000,000
Issuance of common stock	200,000
Obligation to issue preferred stock	750,000
Total	$2,950,000
Acquisition of intangible assets regarding novel medical applicator - Issuance of note payable	$125,000

The accompanying notes are an integral part of these financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
(A Development Stage Company)
Notes to Financial Statements

1)	Business

Heartland Bridge Capital, Inc. (formerly I-Web Media, Inc.) (the "Company") was organized under the laws of the State of Delaware on April 29, 2010 under the Plan of Reorganization in the Chapter 11 bankruptcy proceedings of AP Corporate Services, Inc. as approved by the U.S. Bankruptcy Court.  The Company focused upon website design services from inception through November 3, 2010, but never had any material operations in that regard.

In connection with a change of control on November 3, 2010, the Company appointed new management and directors, changed its name to Heartland Bridge Capital, Inc., and changed its business focus from a website design service company to a plan focusing on investments and purchasing opportunities primarily in products and companies involved in the emerging and important market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management.

2)	Basis of Presentation and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred significant losses and negative cash flows from operations during 2010, have an accumulated deficit of $311,694 as of December 31, 2010.  Cash used in operating activities during 2010 totaled $155,135 and it has a working capital deficiency of $2,364,907 as of December 31, 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company has historically financed its activities through the private placement of equity securities.  To date, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the new business plan described in the preceding paragraphs.

The Company’s ability to execute its business plan is dependent upon its ability to raise additional equity, secure debt financing, and/or generate revenue.

The Company can give no assurance that such financing will be available on reasonable terms or available at all or that it can generate revenue. Should the Company not be successful in obtaining the necessary financing or generate revenue to fund its operations, the Company would need to curtail or cease its operational activities. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3)	Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The area most significantly affected by estimates is stock-based compensation.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Revenue Recognition. The Company recognizes revenue when persuasive evidence that an arrangement exists with a customer or client, the price to the purchaser is fixed or determinable, the product has been shipped or the service has been performed, the Company has no significant remaining obligation, and collectability is reasonably assured.

Research and Development. The Company expenses research and development costs as incurred.  For the period April 29, 2010 to December 31, 2010, the Company incurred a charge for research and development expense of $134,660.

Stock-Based Compensation. The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award. Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

Income Taxes. The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Income tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

Earnings (Loss) Per Share. The Company calculates basic and diluted net loss per common share by dividing net loss by the weighted-average number of common shares outstanding for the period.  Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of warrants and the conversion of preferred stock in the calculation of diluted net loss per common share would have been anti-dilutive.

The following table summarizes the number of common shares excluded from the calculation of diluted net loss per common share for the period April 29, 2010 (Inception) to December 31, 2010:

Warrants	5,600,000
Preferred stock - Series A	2,000,000
Preferred stock - Series B	15,000,000
Total	22,600,000

The Company agreed to issue shares of Series A and Series B preferred stock as described in Notes 6(g) and 11(a), respectively.  Such shares were not issued as of December 31, 2010.

Financial Instruments. The Company records financial instruments consisting of cash, accounts receivable, and accounts payable at their historical cost and considers such amounts to approximate fair value due to their short term nature of those instruments.

Intangible Assets. The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method over periods ranging from five years to ten years based upon their estimated useful lives.  The Company reviews them for impairment whenever events or changes in business circumstances indicate that the carrying amount of such assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flow expected to be derived from the use of those assets is less than their carrying values.  During the period April 29, 2010 (Inception) to December 31, 2010, no impairment losses were recorded.

Contingent Liabilities. The Company records liabilities when it is probable a liability has been incurred and the amount can be reasonably estimated or determined.  As of December 31, 2010, there were no accruals for contingent liabilities.

4)	Intangible Asset

The intangible asset as of December 31, 2010 consisted of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer for the years 2011 through 2015.  This asset will be amortized on a straight-line basis over that period.

5)	Notes Payable

a)
On December 8, 2010 and as more fully described in Note 11(a) in connection with the acquisition of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer, the Company issued a convertible promissory note in the principal amount of $2,000,000.

This note accrues interest at the rate of 10% per annum and such interest is payable monthly beginning January 1, 2011.  The principal amount is due in six equal quarterly installments beginning on March 31, 2011 and ending on June 30, 2012.  Principal and accrued interest is convertible into common stock at the rate of $1.50 per share at any time at the option of the holder.  The Company has the option at any time to pay principal and accrued interest with common stock in lieu of cash at the rate of $1.00 per common share.

b)
On December 13, 2010 and as more fully described in Note 11(b) in connection with the acquisition of rights and intangible assets related to a novel medical applicator, the Company issued a convertible promissory note in the principal amount of $125,000.

This note accrues interest at the rate of 10% per annum.  Principal and accrued interest is due on February 28, 2011.  Principal and accrued interest is convertible into common stock at the rate of $1.50 per share at any time at the option of the holder.  The Company has the option at any time to pay principal and accrued interest with common stock in lieu of cash at the rate of one $1.00 per common share.

c)
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

6)	Issuance of Common Stock and Preferred Stock

a)	On April 29, 2010, the Company raised $30,000 through the sale of 10,000,000 shares of common stock at $0.003 per share pursuant to a private placement with an officer of the Company.

b)
On April 29, 2010, the Company issued an aggregate of 40,000 shares of common stock in exchange for professional services.  The fair value of such shares was deemed to be $0.003 per share based upon adjustments to invoices and the private placement of common stock described in the preceding paragraph and $120 was immediately recorded as an expense.

c)
On April 29, 2010, pursuant to AP's Plan of Reorganization as described in Note #1, the Company issued to the general unsecured creditors of AP 1,085,000 shares of common stock.  Additionally as more fully described in Note 7(a), the Company issued to the administrative creditors of AP warrants for the purchase of 5,000,000 shares of common stock at exercise prices ranging from $1.00 to $5.00 per share

d)
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

e)
On November 4, 2010, the Company entered into a Securities Purchase Agreement with Rockland, the Company's majority shareholder and an entity controlled by one of the Company's Directors (the “Rockland Agreement”).  Under the terms of the Rockland Agreement, Rockland paid $100,000 for the purchase of 2,000,000 shares of a yet to be created series of preferred stock designated Series A Convertible Preferred Stock at a purchase price of $0.05 per share.  That amount was included in current liabilities as of December 31, 2010 under the caption "Stock subscription payable - Due to related party".

Under the terms of the Rockland Agreement the Company is obligated to create a new class of preferred stock designated Series A Convertible Preferred Stock with the following rights and preferences: (i) dividend rights equal to the dividend rights of the Company's common stock; (ii) liquidation preference over the Company's common stock; (iii) each share of Series A Convertible Preferred Stock will be convertible into one share of the Company's common stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series A Convertible Preferred stock will have twenty five votes on all matters validly brought to the common stockholders for approval; (vii) mandatory approval by a majority of the Series A Convertible Preferred stockholders for certain change of control transactions by the Company; and (viii) other rights and preferences to be determined by the Company's Board of Directors.  As of the date of this report, the Series A Convertible Preferred Stock has been created.  However, such shares have not yet been issued.

f)
On December 8, 2010 and as more fully described in Note 11(a), the Company acquired the rights to a royalty stream related to the sales of the Myself pelvic muscle trainer for the calendar years 2011 through 2015 (the "Myself Agreement").  In that connection, the Company issued:

i)	4,000,000 shares of common stock; and

ii)	A commitment to issue 3,000,000 shares of a yet to be created new class of preferred stock designated Series B Convertible Preferred Stock.

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

g)	On December 29, 2010, the Company increased its authorized common stock to 250,000,000 shares, par value $0.0001.

7)	Issuance of Warrants

a)
On April 29, 2010, pursuant to AP's Plan of Reorganization as described in Note 1 and 6(c), the Company issued to the administrative creditors of AP warrants for the purchase of 5,000,000 shares of common stock at exercise prices ranging from $1.00 to $5.00 per share.  The Company did not receive any monies in connection with the issuance of such securities.  The warrants were fully vested upon issuance, are exercisable at any time prior to January 4, 2014, contain a limitation providing that the warrants cannot be exercised if such exercise will cause the holder to own more than 4.9% of our then outstanding common stock, and are summarized as follows:

	Number of Common Shares	Exercise Price Per Share

Series A Warrants	1,000,000	$1.00
Series B Warrants	1,000,000	$2.00
Series C Warrants	1,000,000	$3.00
Series D Warrants	1,000,000	$4.00
Series E Warrants	1,000,000	$5.00
Total	5,000,000

Warrants granted to non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

The Company estimated the fair value of the warrants on the grant date to be de minimis and, therefore, did not record any related expense within general and administrative expenses during the period April 29, 2010 (Inceptions) to December 31, 2010.

b)
On December 13, 2010 in connection with the acquisition of novel medical applicator and as more fully described in Note 11(b), the Company issued a warrant for the purchase of 150,000 shares of the Company's common stock at an exercise price of $2.00 per share through December 13, 2014.  Terms of this warrant include the provision for a cashless exercise.

The Company estimated the fair value of the warrants on the grant date to be de minimis and, therefore, did not record any value relating to such warrants in connection with the accounting for the acquisition of the novel medical applicator.

c)
On December 15, 2010, the Company granted warrants to officers and members of management for the purchase of 350,000 shares of common stock at a price of $1.50 per share.  The warrants vested 50% upon the date of issue and the remaining 50% will vest on December 15, 2011.

As such officers and members of management are independent contractors, warrants granted to non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

The Company estimated the fair value of the warrants on the grant date to be de minimis and, therefore, did not record any related expense within general and administrative expenses during the period April 29, 2010 (Inceptions) to December 31, 2010.

d)
On December 22, 2010 in connection with a development services agreement as more fully described in Notes 11(b) and 12, the Company issued a warrant for the purchase of 25,000 shares of the Company's common stock at an exercise price of $4.00 per share through December 31, 2015.  Such warrants vested 50% upon the execution of the agreement and the remaining 50% will vest upon the completion of the project in early 2011.

Warrants granted to such consultants are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.  The Company estimated the fair value of the warrants on the grant date to be de minimis and, therefore, did not record any related expense within general and administrative expenses during the period April 29, 2010 (Inceptions) to December 31, 2010.

The Company utilized the Black-Scholes option pricing model to estimate the fair value of such instruments.  The stock price on the date of issuance was based upon the most recent price per share realized in the private placement of common shares as there is no established public market for the Company's common stock.  The risk-free interest rate assumption was based upon the observed interest rates appropriate for the expected term of the equity instruments.  The expected volatility assumption was based upon the historical volatility of the common stock of comparable companies.  The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future.  The expected term assumption for warrants issued to AP's creditors was determined using the contractual term of each award.

Assumptions made in calculating the fair value of warrants issued during the period April 29, 2010 (Inception) to December 31, 2010 were as follows:

Risk free interest rate	1.5% to 2.0%
Dividend yield	Zero
Volatility	100%
Expected term (in years)	3.7 to 4.0

A summary of the changes in warrants outstanding during the period from April 29, 2010 (Inception)to December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at April 29, 2010 (Inception)	0	-
Granted	5,525,000	$2.88	3.1
Exercised	-	-	-	-
Forfeited	-
Outstanding at December 31, 2010	5,525,000	$2.88	3.1	-

Warrants exercisable at December 31, 2010	5,525,000	$2.88	3.1	-

8)	Share Based Payments

On April 29, 2010 as previously discussed in Note 6(b), the Company issued an aggregate of 40,000 shares of common stock in exchange for professional services.  The value of such shares was deemed to be $0.003 per share based upon adjustments to invoices and the private placement of common stock which occurred on that same day.  The total value of $120 was immediately recorded as an expense.

9)	Income Taxes

As of December 31, 2010, the Company had approximately $312,000 of Federal and state net operating loss carryforwards available to offset future taxable income expire in 2030.  In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforward may be subject to an annual limitation in the event of a change of control.  On November 3, 2010, the holder of the majority of the Company's common stock, who also served as an officer and a director of the Company, sold his holding of 10,000,000 shares of the Company's common stock to the Rockland.  Those shares represented approximately 90% of the Company's outstanding common stock on that date.  Accordingly, this change in ownership will result in a limitation on the usage of the Company’s losses generated in 2010.

Deferred income taxes reflect the net tax effects of operating loss and or tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the Company’s historical lack of taxable profits, management has not provided for any deferred tax asset.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.  Generally accepted accounting principles require that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including the Company’s performance, the market environment in which the Company operates, the length of carryback and carryforward periods, and expectations of future profits.  The Company believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a 100% valuation allowance as of December 31, 2010.

As of December 31, 2010 the deferred tax asset consisted of the following:

Net operating loss		$124,600
Valuation allowance		(124,600)
Deferred tax asset, net of valuation allowance	$	- .

For the period April 29, 2010 (Inception) to December 31, 2010 the deferred tax asset valuation allowance increased by $124,600.

The Company evaluated the applicable accounting principles related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  Such guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits".  A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the applicable accounting principles.

If applicable, interest costs related to unrecognized tax benefits would be required to be calculated and classified within interest expense in the statements of operation.  Penalties would be recognized as a component of general and administrative expenses.  No interest or penalties were recorded during the period April 29, 2010 (Inception) to December 31, 2010.  As of December 31, 2010 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company plans to file tax returns for 2010 in Federal and various state jurisdictions in the United States and is subject to audit by tax authorities beginning with the period April 29, 2010 (Inception) to December 31, 2010.

The income tax provision (benefit) for the period April 29, 2010 (Inception) to December 31, 2010 consists of the following:

Federal:
Current		$-
Deferred		(105,900)
State and Local:
Current		-
Deferred		(18,700)
Change in valuation allowance		124,600
Income tax provision (benefit)	$	- .

The reconciliation between the statutory federal income tax rate of 34% and the Company’s effective rate for the period April 29, 2010 (Inception) to December 31, 2010 is as follows:

United States Federal statutory rate	(34.0)%
State tax rate, net of Federal benefit	(6.0)%
Change in valuation Allowance	40.0%
Effective Rate	-%

10)	Related Party Transactions

In November 2010 and as more fully described in Notes 6(d) and 6(e), the Rockland Group LLC ("Rockland"):

a)	Acquired approximately 90% of the outstanding common shares of the Company; and

b)	Agreed to purchase 2,000,000 shares of a yet to be created series of preferred stock in exchange for $100,000.

Rockland is controlled by an individual who is an officer and director of the Company.

On various dates in December 2010 and as more fully described in Note 5(c), this same individual loaned the Company an aggregate of $35,000.

11)	Acquisitions

a)	Acquisition of Rights to Myself Royalty Stream

On December 8, 2010, the Company acquired from New Horizon, Inc. the rights to a royalty stream related to the sales of the Myself pelvic muscle trainer for the calendar years 2011 through 2015 (the "Myself Agreement").  The Company issued the following in consideration for the acquisition of this asset:

i)	A convertible promissory note in the principal amount of $2,000,000 as more fully described in Note 4(a).

ii)	4,000,000 shares of common stock; and

iii)	3,000,000 shares of a yet to be created series of preferred stock designated Series B Convertible Preferred Stock as more fully described in Note 6(f).

Additionally, under the terms of the Myself Agreement, the Company may be obligated to issue up to an additional 2,000,000 shares of common stock and 1,500,000 shares of the Series B Convertible Preferred Stock in August 2012 if the average closing stock price of the Company's common shares on any applicable stock exchange during the month of July 2012 is less than $2.00 per share.  The exact number of additional shares to be issued, if any, is governed by a formula in the Myself Agreement and is dependent upon a comparison of the average closing stock price to a range of $1.33 to $2.00 per share.  The closer the average closing price is to $1.33, the greater number of additional common and preferred shares would be issued.

The Company accounted for this transaction by recording an intangible at its historical cost determined as follows:

Face value of the convertible promissory note	$2,000,000
4,000,000 common shares valued at $0.05 per share	200,000
3,000,000 Series B Convertible Preferred Stock convertible into
15,000,000 shares of common shares valued at $0.05 per share	750,000
Total	$2,950,000

The value of $0.05 per common share was based upon the most recent price per share realized in the private placement of common shares as there is no established public market for the Company's common stock.  The Company recorded a corresponding subscription liability for Series B Convertible Preferred Stock in the amount of $750,000 as of December 31, 2010 as:

i)	That series of shares had yet to be created as of the date of the balance sheet and the Company was contractually obligated to do so; and

ii)	The amount of the obligation could be determined.

Series B Convertible Preferred Stock was subsequently created and the requisite number of shares were issued as of March 31, 2011.

b)	Acquisition of Patent and Related Rights for Novel Medical Applicator and Entering Into Related Services Agreements

On December 13, 2010, the Company acquired from RWIP, LLC a patent application and related rights for a novel medical applicator (the "RWIP Agreement").  The Company issued the following in consideration for the acquisition of this asset:

i)	A convertible promissory note in the principal amount of $125,000 as more fully described in Note 5(b).

ii)
A warrant for the purchase of 150,000 shares of the Company's common stock at an exercise price of $2.00 per share through December 13, 2014.  Terms of this warrant include the provision for a cashless exercise.

iii)	Royalties equal to 20% of the net income derived by the Company in connection with the assets under the RWIP Agreement.

The Company accounted for this transaction by recording a charge for acquired in-process research and development of $125,000 which corresponds to the face value of the promissory note.  The value of warrants issued was determined to be dimimis.

12)	Commitments

a)
On December 13, 2010, under the terms of the RWIP Agreement, the Company entered into a development services agreement with RWIP, LLC ("RWIP") under which RWIP will provide services to the Company in connection with the development of the novel medical applicator asset.  Under the terms of this agreement, the Company is agreed to pay an aggregate of $140,000 from the date of the agreement through December 2011 based upon RWIP achieving certain performance thresholds.

b)
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

13)	Subsequent Events

a)	Sale of Common Stock and Exercise of Warrants

On various dates between January 18, 2011 and March 25, 2011, the Company:

i)	Issued 41,430 shares of common stock at $1.75 per share to private investors and received proceeds of $72,502; and

ii)	Issued 92,799 shares of common stock at $1.00 per share upon the exercise of warrants held by private investors and received proceeds of $92,799.

b)	Acquisition of iSafe Entities

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