Form 10-Q
period 2011-03-31
Heartland Bridge Capital, Inc.
filed 2011-05-16
CIK 1494214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-53125

HEARTLAND BRIDGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2506234 (I.R.S. Employer Identification No.)
1 International Boulevard - Suite 400 Mahwah, NJ (Address of principal executive offices)	07495-0027 (Zip Code)

Registrant’s telephone number, including area code   (201) 512-8732

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 13, 2011, there were 16,339,623 shares of common stock, $0.0001 par value, issued and outstanding.

HEARTLAND BRIDGE CAPITAL, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	Financial Statements

Heartland Bridge Capital, Inc. and Subsidiaries
(Formerly I-Web Media, Inc.)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note 2)
Assets

Current assets:

Cash	$194,890	$19,997
Accounts receivable	109,160	-
Prepaid expenses and other current assets	11,693	16,936

Total current assets	315,743	36,933

Fixed assets, net	80,737	-

Intangible asset	3,711,223	2,950,000

Total assets	$4,107,703	$2,986,933

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:

Accounts payable & accrued expenses	$268,629	$48,375
Notes payable	1,429,798	1,468,465
Notes payable - Due to related party	35,000	35,000
Stock subscription payable	750,000	750,000
Stock subscription payable - Due to related party	100,000	100,000

Total current liabilities	2,583,427	2,401,840

Notes payable	333,333	666,667

Total liabilities	2,916,760	3,068,507

Commitments and contingencies

Stockholders' equity (deficiency):

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.0001 par value, 250,000,000 shares authorized, 16,325,623 and 15,125,000 and issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,631	1,512

Additional paid-in capital	2,052,436	228,608

Accumulated deficit	(863,124)	(311,694)

Total stockholders' equity (deficiency)	1,190,943	(81,574)

Total liabilities and stockholders' equity (deficiency)	$4,107,703	$2,986,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartland Bridge Capital, Inc. and Subsidiaries
(Formerly I-Web Media, Inc.)
Condensed Consolidated Statement of Operations
For the three months ended March 31, 2011
(Unaudited)

Revenues	$2,965

Cost of revenues	11,882

Gross profit (loss)	(8,917)

Operating expenses:

Research and development	64,730
General and administrative	424,495

Total operating expenses	489,225

Operating loss	(498,142)

Other income (expense):

Interest expense	(53,288)

Other income (expense)	(53,288)

Net loss	$(551,430)

Net loss per common share - Basic and diluted	$(0.04)

Weighted average common shares outstanding - Basic and diluted	15,309,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
Condensed Consilidated Statement of Stockholders' Equity (Deficiency)
For the Three Months Ended March 31, 2011
(Unaudited)

	Preferred Stock				Additional		Total
	Series A & B		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2010	-	$-	15,125,000	$1,512	$228,608	$(311,694)	$(81,574)

Issuance of common stock for cash at $1.75 per share (Note 6)	-	-	41,430	4	72,499	-	72,503

Issuance of common stock for cash at $1.00 per share in connection with exercise of warrants (Note 7)	-	-	92,799	9	92,790	-	92,799

Issuance of common stock valued at $1.75 per share in connection with the acquisition of the iSafe companies (Note 8)	-	-	500,000	50	874,950	-	875,000

Issuance of warrants in connection with the acquisition of the iSafe companies (Note 8)	-	-	-	-	95,400	-	95,400

Issuance of common stock at $1.00 per share in connection with the settlement of accrued interest and principal (Notes 5 and 6(b))	-	-	521,894	52	521,842	-	521,894

Amortization of share-based compensation	-	-	-	-	123,521	-	123,521

Shares issued for services	-	-	44,500	4	35,596	-	35,600

Warrants issued for services	-	-	-	-	7,230	-	7,230

Net loss	-	-	-	-	-	(551,430)	(551,430)

Balance, March 31, 2011	-	$-	16,325,623	$1,631	$2,052,436	$(863,124)	$1,190,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartland Bridge Capital, Inc. and Subsidiaries
(Formerly I-Web Media, Inc.)
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2011
(Unaudited)

Cash flows used in operating activities:

Net loss	$(551,430)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,118
Shares issued for services	35,600
Warrants issued for services	130,751

Changes in operating assets and liabilities:

Increase in accounts receivable	(97)
Increase in prepaid expenses and other current assets	7,558
Decrease in accounts payable and accrued expenses	152,292

Net cash used in operating activities	(224,208)

Cash flows provided by investing activities - Cash acquired in iSafe acquisition	238,418

Cash flows provided by (used in) financing activities:

Proceeds from sale of common stock	72,503
Proceeds from the exercise of warrants	92,799
Repayment of notes payable	(4,619)

Net cash flows provided by financing activities	160,683

Net increase in cash	174,893

Cash - Beginning of period	19,997

Cash - End of period	$194,890

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-
Income taxes	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Acquisition of iSafe companies:
Assumption of assets other than cash	$193,233
Assumption of liabilities	$222,474
Issuance of common stock	$875,000
Issuance of warrants	$95,400

Issuance of common stock in payment of principal and interest	$521,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEARTLAND BRIDGE CAPITAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

1)	Business

Heartland Bridge Capital, Inc. and Subsidiaries (formerly I-Web Media, Inc.) (the "Company") was organized under the laws of the State of Delaware on April 29, 2010 under the Plan of Reorganization in the Chapter 11 bankruptcy proceedings of AP Corporate Services, Inc. as approved by the U.S. Bankruptcy Court.  The Company originally focused its business on website design services from inception through November 3, 2010, but never had any material operations in that regard.

In connection with a change of control on November 3, 2010, the Company appointed new management and directors, changed its name to Heartland Bridge Capital, Inc., and changed its business focus from a website design service company to a plan focusing on investments and purchasing opportunities primarily in products and companies involved in the emerging and important market segments of clean energy and energy efficiency, medical technology, waste treatment and management, and digital document management.

On March 22, 2011, the Company acquired 100% interest in the iSafe Entities as further discussed in Note 8.  The iSafe Entities provide digital file conversion services that convert legacy information of various formats into valuable, usable information.  Services include document imaging, tape copying and transcription, data replication, and disaster recovery.  Additional services provided by the iSafe Entities include physical storage and management of hard copy records and paper materials, document retention planning, and document disposal.

2)	Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2011 and the related statements of operations and cash flows for the interim period then ended.  The balance sheet amounts as of December 31, 2010 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2010 on April 15, 2011.

The functional currency for the Company’s Canadian subsidiary is the Canadian dollar. The accompanying financial statements have been translated and presented in United States dollars.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $863,124 as of March 31, 2011.  Cash used in operating activities during the three months ended March 31, 2011 totaled $224,208 and it has a working capital deficiency of $2,267,684 as of March 31, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company has historically financed its activities through the private placement of equity securities.  To date, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the new business plan described in the preceding paragraphs.

HEARTLAND BRIDGE CAPITAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

The Company’s ability to execute its business plan is dependent upon its ability to raise additional equity, secure debt financing, and/or generate revenue.

The Company can give no assurance that such financing will be available on reasonable terms or available at all or that it can generate revenue. Should the Company not be successful in obtaining the necessary financing or generate revenue to fund its operations, the Company would need to curtail or cease its operational activities. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Effective March 22, 2011 with the acquisition of the iSafe companies as described in Note 8, the Company is no longer a development stage enterprise.

3)	Significant Accounting Policies

The Company's complete accounting policies are described in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Principle of Consolidation

The condensed consolidated financial statements of Heartland Bridge Capital, Inc. include accounts of the Company and its wholly-owned subsidiaries, iSafe Imaging, LP, eMediaSafe, LP, and iSafe Imaging Canada, Ltd. Intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition. The Company recognizes revenue when persuasive evidence that an arrangement exists with a customer or client, the price to the purchaser is fixed or determinable, the product has been shipped or the service has been performed, the Company has no significant remaining obligation, and collectability is reasonably assured.

Accounts Receivable and Allowance for Discounts and Doubtful Accounts

The Company's trade accounts receivable are recorded at amounts billed to customers, and presented on the balance sheet net of the allowance for doubtful accounts, if required. The allowance is determined by a variety of factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. The policy for determining the past due status of receivables is based on how recently payments have been received. Receivables are charged off when they are deemed uncollectible, which may arise when customers file for bankruptcy or are otherwise deemed unable to repay the amounts owed to the Company. In general, the Company does not require collateral and generally grants 30-day invoice terms to its customers.  There was no allowance for doubtful accounts at March 31, 2011.

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2011:

Warrants	5,575,000
Preferred stock - Series A	2,000,000
Preferred stock - Series B	15,000,000
Total	22,575,000

HEARTLAND BRIDGE CAPITAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

The Company is obligated to issue shares of Series A preferred stock in connection with a Securities Purchase Agreement which was effective November 4, 2010 and Series B preferred stock in connection with an Asset Purchase Agreement which was effective on December 8, 2010 as previously described in Notes 6(f) and 11(a), respectively, to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Such shares were not issued as of March 31, 2011 due to administrative reasons.  As there were no legal restrictions or other factors preventing such issuance, they were deemed to be issued for purposes of this disclosure and included in the table above.

Fixed Assets. The Company accounts for fixed assets at their historical cost and records amortization utilizing the straight-line method over periods ranging from three years to five years based upon their estimated useful lives.  Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred.  Gains or losses on disposal of property and equipment are reflected in the statement of operations in the period of disposal.

Intangible Assets. The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method over periods ranging from five years to ten years based upon their estimated useful lives.

Impairment of Long-Lived Assets. The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable.  In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets.  The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset.  If the Company determined that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2011.

Foreign Currency Translation. Assets and liabilities related to the Company’s foreign operations are translated at end-of-period exchange rates while the related revenues and expenses are translated at average exchange rates prevailing during the period.  Translation adjustments are recorded as a separate component of shareholders’ equity/deficiency.  As the Company owned foreign operations for nine days as of March 31, 2011, the translation adjustment was nil.

Comprehensive Income (Loss). The Company reports comprehensive income (loss) and its components in its condensed consolidated financial statements.  Comprehensive loss consists of net loss and foreign currency translation adjustments affecting shareholder’s deficiency, that under accounting principles generally accepted in the United States of America are excluded from net loss. As the Company owned foreign operations for nine days as of March 31, 2011, comprehensive income (loss) was the same as net loss for the period ended March 31, 2011.

HEARTLAND BRIDGE CAPITAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

4)	Intangible Assets

Intangible assets as of March 31, 2011 consisted of the following:

a)	Rights to a royalty stream related to the sales of the Myself pelvic muscle trainer to be received during the years 2012 through 2016. This asset will be amortized on a straight-line basis over that period or a shorter period if circumstances warrant.	$2,950,000

b)	Consideration paid in excess of the net identifiable assets assumed in connection with the acquisition of the iSafe Entities as described in Note 8. As indicated therein, the allocation of the purchase price is preliminary and subject to revision.	761,223

	Total	$3,711,223

5)	Notes Payable

a)
On December 8, 2010 in connection with the acquisition of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer, the Company issued a convertible promissory note in the principal amount of $2,000,000.

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

On March 31, 2011, the Company elected to pay principal of $333,333 and accrued interest of $60,821 through the issuance of 394,154 shares of common stock at the rate of $1.00 per share as permitted under the terms of the note.

b)
On December 13, 2010 in connection with the acquisition of rights and intangible assets related to a novel medical applicator, the Company issued a convertible promissory note in the principal amount of $125,000.

HEARTLAND BRIDGE CAPITAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

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

On February 28, 2011, this note matured and the Company elected to pay principal of $125,000 and accrued interest of $2,740 through the issuance of 127,740 shares of common stock at the rate of $1.00 per share as permitted under the terms of the note.

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

d)
In connection with the acquisition of the iSafe companies as described in Note 8, the Company assumed several notes payable with an aggregate principal amount of $90,951.  These notes accrue interest at rates ranging from 6.8% to 14.2%, require monthly principal and interest payments, are partially collateralized by assets of the Company, and mature on various dates through 2016:

The aggregate principal maturities for all notes payable are summarized as follows:

2012	$1,069,443
2013	698,930
2014	13,685
2015	11,029
2016	5,041
Total	$1,798,129

6)	Issuance of Common Stock

a)
On various dates during January, February, and March 2011, the Company issued 44,500 shares of common stock under the terms of a service agreement as described in Note 9(a).  Such shares were valued at an average of $0.80 per share based upon the most recent amount per share for which the Company sold shares of common stock to third-party investors and the most recent closing price of the Company's shares.

HEARTLAND BRIDGE CAPITAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

b)
On February 28, 2011 and March 31, 2011, the Company issued a total of 521,894 shares of common stock at the rate of $1.00 per share in payment of principal and interest due under the notes payable as described in Note 5(a) and 5(b).

c)
On March 22, 2011, the Company issued 500,000 shares of common stock in connection with the acquisition of iSafe as described in Note 8.  Such shares were valued at $1.75, the most recent amount per share for which the Company sold shares of common stock to third-party investors.

7)	Issuance of Warrants

On March 22, 2011, the Company issued warrants for the purchase of 50,000 shares of common stock in connection with the acquisition of the iSafe companies as described in Note 8.  Such warrants were valued at $1.90 per share utilizing the method described in the following paragraphs.

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

Assumptions made in calculating the fair value of warrants issued during the three months ended March 31, 2011 were as follows:

Risk free interest rate	2.1%
Dividend yield	Zero
Volatility	100%
Expected term (in years)	3.0

8)	Acquisition of the iSafe Companies

On March 22, 2011, the Company acquired 100% of the ownership interests in iSafe Imaging, LP, eMediSafe, LP, and iSafe Imaging Canada Ltd. (the "iSafe Companies" or "iSafe").  iSafe provides digital file conversion services that convert legacy information of various formats into valuable, usable information.  Services include document imaging, tape copying and transcription, data replication, and disaster recovery.  Additional services provided by the iSafe Entities include physical storage and management of hard copy records and paper materials, document retention planning, and document disposal.

The purchase price of $970,400 consisted of 500,000 shares of common stock with a value of $1.75 per share aggregating $875,000 and warrants for the purchase of 50,000 common shares with a calculated value of $95,400 as described in Notes 6(c) and 7,

HEARTLAND BRIDGE CAPITAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

The acquisition of iSafe has been accounted for by the Company under the purchase method of accounting whereby assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The purchase price was preliminarily allocated as follows:

Assets acquired:
Cash	$238,418
Receivables	109,063
Prepaid expenses and other current assets	2,315
Property and equipment	81,855
Intangibles	761,223
1,192,874

Liabilities assumed:
Accounts payable and accrued expenses	131,523
Notes payable	90,951
222,474

Purchase price	$970,400

The purchase price paid by the Company in excess of the net assets of iSafe was allocated to intangible assets as indicated above. The Company is in the process of valuing the assets and liabilities acquired and management contemplates that this valuation will be completed before the end of the next quarter. Consequently, the allocation of the purchase price described above is preliminary and subject to revision upon the completion of the valuation. Therefore, no amortization expense was recorded related to the intangible asset during the nine day period of ownership from March 22, 2011 to March 31, 2011 and was deemed diminimus.

HEARTLAND BRIDGE CAPITAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and iSafe for the three months ended March 31, 2011 as if the acquisition had occurred on January 1, 2011 instead of March 22, 2011. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

Pro Forma
Revenues	$316,255
Net loss	$(481,874)
Weighted average number of common shares outstanding	15,759,158
Loss per common share – Basic and fully diluted	$(0.03)

9)	Commitments & Contingencies

a)
On November 4, 2010, the Company entered into a financial advisory services agreement for a period of ten months under which it is obligated to pay $10,000 per month and issue 11,125 shares of common stock per month in arrears as consideration.  The Company recorded a charge of $36,500 under this arrangement for the three months ended March 31, 2011.

b)
On March 22, 2011, the Company acquired the iSafe companies as described in Note 8.  In that connection, it assumed the remaining lease obligations for two office facilities.  The aggregate remaining payments to be made under those agreements are summarized as follows:

Balance of 2011	$43,385
2012	55,380
2013	35,844
2014	6,795
Total	$141,404

The Company incurred a charge of $657 for rent expense for the three months ended March 22, 2011.

The Company records contingent liabilities when it is probable a liability has been incurred and the amount can be reasonably estimated or determined.  As of March 31, 2011, there were no accruals for contingent liabilities.

10)	Subsequent Events

a)	On April 27, 2011, the Company issued 14,000 shares of common stock at $1.80 per share to a private investor and received proceeds of $25,200.

HEARTLAND BRIDGE CAPITAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

b)
On May 3, 2011, the Company entered into a promissory note arrangement with Rockland, the Company's majority shareholder and an entity controlled by one of the Company's Directors in the principal amount of $55,000.  Under the terms of this note, interest accrues at the rate of 15% per annum and the principal and accrued interest is due on June 28, 2011.  While the funds have been received by the Company, this arrangement has not been formalized as of the date of this report.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

*  *  *  *  *  *

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

Heartland Bridge Capital, Inc. and Subsidiaries (formerly I-Web Media, Inc.) focuses on investments and acquisition opportunities primarily in products and companies involved in the emerging and important market segments of clean energy and energy efficiency, medical technology, waste treatment and management, and digital document management.

We evolved this strategy since November 2010 and to that end we have acquired:

a)	The rights to a royalty stream related to the sales of the Myself® pelvic muscle trainer with royalty payments expected to be received during the years 2012 through 2016.

The Myself® pelvic muscle trainer is the first FDA-cleared, non-prescription product available direct to the consumer for the treatment of female incontinence.  This innovative device may provide some consumers a truly “curative” private solution to female incontinence.  The product is a home-use biofeedback product with proprietary technology that allows a woman to successfully strengthen her pelvic floor muscles on her own.  In addition to urinary incontinence, the Myself® product is an effective therapeutic choice for a number of other pelvic floor weakness-related conditions affecting millions of women.  These include conditions arising out of pregnancy, menopausal symptoms, pelvic organ relaxation, and female sexual dysfunction.

b)	A patent and certain related assets for a novel medical applicator.

This novel medical applicator is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage).  The medical applicator technology has a number of potential uses in the medical device field.  These include translumenal delivery of arterial repair devices such as stents and grafts, insertion of analgesics and other medicines to specific locations within a body orifice or vessel, and delivery of tamponading devices for achieving hemostasis within a body cavity.  Of these applications, the use of the applicator technology as a vaginal tampon delivery device offers the largest and nearest-term commercial potential due to its large consumer market and is the first potential product we are currently researching and testing.

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

c)	Acquired all of the outstanding securities of the iSafe Entities, which are now our wholly-owned subsidiaries.

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

As we completed this acquisition on March 22, 2011, our operating results for the three months ended March 31, 2011 include only nine days of iSafe's operating results which were not representative of overall operations of that business.

Our financial statements were prepared under the assumption that we will continue as a going concern.  Our ability to do so is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures, and/or generate revenue.  The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Current cash and working capital resources, including funds recently received from the sale of equity securities, are not sufficient to support our activities.  We plan to fund our activities through the sale of equity securities as more fully described in the Liquidity and Capital Resources section in the following paragraphs.

Liquidity and Capital Resources

We had cash of $195,000 at March 31, 2011 compared to $20,000 at December 31, 2010.  This net increase of $175,000 consisted of:

$161,000	Proceeds from financing activities
238,000	Cash acquired in acquisition of iSafe entities
(224,000)	Cash used in operating activities
$175,000	Net increase

We had negative working capital of $2,267,000 at March 31, 2011.  Cash on hand as of March 31, 2011 is not sufficient to support our activities.

We plan to fund our development and commercialization activities beyond that date primarily through the sale of equity securities.  We cannot be certain that such funding will be available on acceptable terms, or available at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, products, or services that we would otherwise seek to develop or commercialize ourselves.

Critical Accounting Policies

The following accounting policies are critical in fully understanding and evaluating our financial statements:

a)	Valuation and recovery of intangible assets; and
b)	Stock-based compensation.

Our Company's accounting policies are described in the Note 3 to the condensed consolidated financial statements for the three months ended March 31, 2011 contained elsewhere in this report and in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

For the three months ended March 31, 2011

As we were formed in April 2010, there is no comparative period in 2010.

Revenues and cost of revenues for the three months ended March 31, 2011 were $3,000 and $12,000, respectively.  Those amounts were attributable to the operations of iSafe for the period from March 22, 2011, the date of acquisition, to March 31, 2011 and are not representative of overall operations of that business.

Research and development expense for the three months ended March 31, 2011 was $65,000 and was attributable to research and development activity associated with the novel medical applicator.

General and administrative expense for the three months ended March 31, 2011 was $424,000 and consisted primarily of costs associated with activities necessary to establish our operations and implement our business plan.

Specifically, general and administrative expenses of $424,000 consisted primarily of $209,000 in legal, financial advisory, audit, and other professional fees, $72,000 in general management related fees, $124,000 in stock-based compensation, and $24,000 in general and administrative expenses of iSafe.  The expenses for iSafe are for the period from March 22, 2011, the date of acquisition, to March 31, 2011 and are not representative of ongoing operations of that business.

Interest expense for the three months ended March 31, 2011 of $53,000 related exclusively to the various notes payable outstanding during that period.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, concluded that, as of the end of the three-month period ended March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b)	Remediation of Material Weaknesses

Since our management did not identify any material weaknesses in our internal controls over financial reporting we did not undertake any remedial measures during the three months ended March 31, 2011.

(c)	Changes in Internal Control over Financial Reporting

There are no changes to report during the three-month period ended March 31, 2011.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2011, pursuant to a Stock Purchase Agreement, we issued 10,000 shares of our common stock, restricted in accordance with Rule 144, to one non-affiliated investor, in exchange for $17,500.  This issuance is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investor is a sophisticated investor and familiar with our operations.

On February 17, 2011, pursuant to a notice of warrant exercise, we issued 52,799 shares of our common stock to one of the holders of our common stock warrants in exchange for $52,799.  These shares were mistakenly issued with a restrictive legend, but should have been issued free trading pursuant to U.S. Bankruptcy Code Section 1145.  We will be re-issuing these shares without a restrictive legend in the near future.  The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On March 30, 2011, pursuant to a Reorganization and Stock Purchase Agreement to purchase the outstanding ownership of the iSafe entities, we issued an aggregate of 500,000 shares of our common stock, restricted in accordance with Rule 144, to six non-affiliates in exchange for their ownership interest in the iSafe Entities (see Item 5 below).  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	(Removed and Reserved)

ITEM 5	Other Information

iSafe Transaction

On March 21, 2011, we entered into a Reorganization and Stock Purchase Agreement (the “Agreement”) with iSafe Imaging Canada Ltd., an Alberta corporation, iSafe Imaging, LP, a Texas limited partnership, eMediSafe, LP, a Texas limited partnership (together the “iSafe Entities”), and the individuals and entities listed on the signature page of the Agreement as the owners of the iSafe Entities (the “iSafe Holders”).  On March 22, 2011, we closed the transaction contemplated by the Agreement and acquired all of the outstanding securities of the iSafe Entities, which are now our wholly-owned subsidiaries.  The iSafe Entities provide digital file conversion services that convert legacy information of various formats into valuable, usable information.  Services include document imaging, tape copying and transcription, data replication, and disaster recovery.  Additional services provided by the iSafe Entities include physical storage and management of hard copy records and paper materials, document retention planning, and document disposal.  These services enable the iSafe Entities to create unique and comprehensive data and information management solutions that deliver maximum value to their business and user communities.

In exchange for the securities of the iSafe Entities, we issued the iSafe Holders five hundred thousand (500,000) shares of our common stock, restricted in accordance with Rule 144, and warrants to purchase fifty thousand (50,000) shares of our common stock at an exercise price of $3.05 per share.

Update on MySelf® Cash Flow

As announced at the end of last year, we acquired certain assets from New Horizon, Inc., a Texas corporation (the “New Horizon Agreement”), including the right to receive any proceeds New Horizon is entitled to receive from the sale of the Myself® pelvic muscle trainer.  To date we have not received any proceeds as the first payment is scheduled for early 2012.  Since this payment is based on the sales of the product, and we are only entitled to certain proceeds from those sales, we do not know the amount of the payment we may receive, if any. We are entitled to a full accounting from an agent for the owner of the Myself device, which will disclose total sales and related information and outline the then-current progress related to the asset.  We will report any updates on this asset as we receive them.

Update on Tampon Applicator

As announced at the end of last year, we acquired certain assets from RWIP, LLC, an Oregon limited liability company, including a patent application and related rights for a novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (meaning without producing injury or damage).

On December 22, 2010, we entered into a Development Services Agreement with NorthStar Partners, LLC, a Connecticut limited liability company (the “Development Agreement”).  Under the terms of the Development Agreement, NorthStar is working with us to determine the commercialization options for the innovative tampon technology we acquired from RWIP, LLC.  NorthStar has extensive experience in new product innovation (specifically within the feminine protection category), business modeling, and business development.

Northstar performed focus group studies on the proposed product to gauge potential customer acceptance of the new technology.  The survey’s results indicated an initial positive consumer response to the product concept.  The survey also indicated that purchase intent figures met or exceeded the thresholds for similar consumer products.  Northstar’s research also provided guidelines suggesting the most effective commercialization approaches for the product.

Along with exploring the commercialization avenues, next steps for the Tampon Applicator project include refining the production design options and performing a small clinical study to validate the design, as well as support the FDA application for the device.

Change of Auditors

On March 9, 2011, we notified Chang G. Park, CPA, our independent accountants previously engaged as the principal accountants to audit our financial statements, that we were dismissing them as our independent accountants.  This dismissal was effective March 16, 2011.  The decision to change accountants was approved by our Board of Directors and did not arise out of any dispute or disagreement with Chang G. Park, CPA.

Also effective on March 16, 2011, we engaged Marcum LLP as our independent certified public accountants.  The decision to change accountants was approved by our Board of Directors.

ITEM 6	Exhibits

(a)	Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amended Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of Heartland Bridge Capital, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4 (1)	Bylaws of I-Web Media, Inc.

3.5 (5)	Restated Bylaws of Heartland Bridge Capital, Inc.

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference from our Registration Statement on Form 10-12G/A filed with the Commission on August 12, 2010.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2010.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 15, 2010.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 23, 2010.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 30, 2010.

(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 14, 2011.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 24, 2011.

(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2011.

$ 175,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heartland Bridge Capital, Inc.

Dated: May 16, 2011	/s/ James F. Groelinger
By: James F. Groelinger
Its: Chief Executive Officer