Form 10-Q
period 2011-06-30
Heartland Bridge Capital, Inc.
filed 2011-08-22
CIK 1494214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 22, 2011, there were 16,429,641 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1      Financial Statements

Heartland Bridge Capital, Inc. and Subsidiaries
(Formerly I-Web Media, Inc.)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note 2)

Assets

Current assets:

Cash	$53,088	$19,997
Accounts receivable	125,339	-
Prepaid expenses and other current assets	9,523	16,936

Total current assets	187,950	36,933

Fixed assets, net	143,035	-

Intangible assets, net	3,326,312	2,950,000

Goodwill	400,000	-

Total assets	$4,057,297	$2,986,933

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:

Accounts payable	$455,930	$36,063
Accrued expenses	85,843	12,312
Notes payable	1,680,098	1,468,465
Notes payable due to related party	92,521	35,000
Capital lease obligations	22,155	-
Stock subscription payable	-	750,000
Stock subscription payable due to related party	-	100,000

Total current liabilities	2,336,547	2,401,840

Long-term liabilities

Notes payable	31,980	666,667
Capital lease obligations	20,357	-

Total liabilities	2,388,884	3,068,507

Commitments and contingencies	-	-

Stockholders' equity (deficiency):

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares of Series A and 3,000,000 shares of Series B issued and outstanding as of June 30, 2011, no preferred shares issued and outstanding as of December 31, 2010	500	-

Common stock, $0.0001 par value, 250,000,000 shares authorized, 16,422,178 and 15,125,000 and issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,640	1,512

Additional paid-in capital	3,179,221	228,608

Accumulated deficit	(1,517,892)	(311,694)

Accumulated other comprehensive income	4,944	-

Total stockholders' equity (deficiency)	1,668,413	(81,574)

Total liabilities and stockholders' equity (deficiency)	$4,057,297	$2,986,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartland Bridge Capital, Inc. and Subsidiaries
(Formerly I-Web Media, Inc.)
Condensed Consolidated Statement of Operations
(Unaudited)

	Three months	Six months	April 29, 2010
	ended	ended	(Inception) to
	June 30, 2011	June 30, 2011	June 30, 2010

Revenues	$170,931	$173,896	$-

Cost of revenues	176,813	188,695	-

Gross profit (loss)	(5,882)	(14,799)	-

Operating expenses:

Research and development	39,142	103,872	-
General and administrative	564,582	989,077	3,780

Total operating expenses	603,724	1,092,949	3,780

Operating loss	(609,606)	(1,107,748)	(3,780)

Other income (expense):

Interest income	-	-	7
Interest expense	(45,162)	(98,450)	-

Other income (expense)	(45,162)	(98,450)	7

Net loss	$(654,768)	$(1,206,198)	$(3,773)

Net loss per common share - Basic and diluted	$(0.04)	$(0.08)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	16,373,016	15,844,026	11,125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
Condensed Consilidated Statement of Stockholders' Equity (Deficiency)
For the Six Months Ended June 30, 2011
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series A		Common Stock		Additional	Accumulated	Accumulated	Total	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Other	Equity	Income
									Comprehensive	(Deficiency)	(Loss)
									Income

Balance, December 31, 2010	-	$-	-	$-	15,125,000	$1,512	$228,608	$(311,694)	$-	$(81,574)

Issuance of Series A Convertible Preferred Stock (Note 7(a))	2,000,000	200			-	-	99,800	-	-	100,000

Issuance of Series B Convertible Preferred Stock (Note 7(b))			3,000,000	300	-	-	749,700	-	-	750,000

Issuance of common stock for cash in connection with exercise of warrants (Note 8(a))	-	-	-	-	141,979	14	141,965	-	-	141,979

Issuance of common stock for cash (Note 8(b))	-	-	-	-	55,430	5	97,698	-	-	97,703

Issuance of common stock in connection with the acquisition of the iSafe companies (Notes 8(e) and 10)	-	-	-	-	500,000	50	874,950	-	-	875,000

Issuance of warrants in connection with the acquisition of the iSafe companies (Notes 9 and 10)	-	-	-	-	-	-	95,400	-	-	95,400

Issuance of common stock in connection with the payment of interest and principal (Notes 5(a)(i), 5(a)(ii), and 8(d))	-	-	-	-	521,894	52	521,842	-	-	521,894

Amortization of share-based compensation	-	-	-	-	-	-	217,168	-	-	217,168

Shares issued for services (Note 8(c))	-	-	-	-	77,875	7	135,718	-	-	135,725

Warrants issued for services	-	-	-	-	-	-	16,372	-	-	16,372

Net loss	-	-	-	-	-	-	-	(1,206,198)	-	(1,206,198)	$(1,206,198)

Unrealized gain on foreign currency translation	-	-	-	-	-	-	-	-	4,944	4,944	4,944

Balance, June 30, 2011	2,000,000	$200	3,000,000	$300	16,422,178	$1,640	$3,179,221	$(1,517,892)	$4,944	$1,668,413	$(1,201,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartland Bridge Capital, Inc. and Subsidiaries
(Formerly I-Web Media, Inc.)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six months	April 29, 2010
	ended	(Inception) to
	June 30, 2011	June 30, 2010

Cash flows used in operating activities:

Net loss	$(1,206,198)	$(3,773)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	52,700	-
Shares issued for services	135,725	120
Warrants issued for services	233,540	-

Changes in operating assets and liabilities:

Increase in accounts receivable	(16,321)	-
Decrease in prepaid expenses and other current assets	11,117	-
Increase in accounts payable	319,691	-
Increase (decrease) in accrued expenses	(11,972)	910

Net cash used in operating activities	(481,718)	(2,743)

Cash flows provided by investing activities - Cash acquired in iSafe acquisition	229,819	-

Cash flows provided by (used in) financing activities:

Proceeds from sale of common stock	97,703	30,000
Proceeds from the exercise of warrants	141,979	-
Proceeds from issuance of notes payable to related party	55,000	-
Repayment of notes payable	(9,733)	-
Repayment of capital lease obligations	(4,903)	-

Net cash flows provided by financing activities	280,046	30,000

Net increase in cash	28,147	27,257

Effect of foreign exchange rate changes on cash	4,944	-

Cash - Beginning of period	19,997	-

Cash - End of period	$53,088	$27,257

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$2,852	$-
Income taxes	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Acquisition of iSafe companies:
Acquisition of assets other than cash	$1,089,373
Assumption of liabilities	$348,792
Issuance of common stock	$875,000
Issuance of warrants	$95,400
Issuance of Series A Convertible Preferred Stock in satisfaction of subscription liability	$100,000
Issuance of Series B Convertible Preferred Stock in satisfaction of subscription liability	$750,000
Issuance of common stock in payment of principal and interest	$521,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartland Bridge Capital, Inc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
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

On March 22, 2011 and as more fully described in Note 10, the Company acquired the operations of iSafe which provides digital file conversion services that convert legacy information of various formats into valuable useful information.  Services include document imaging, tape copying and transcription, data replication and disaster recovery.  Additional services provided include physical storage and management of hard copy records and paper materials, document retention planning, and document disposal.  These services enable iSafe to create unique and comprehensive data and information management solutions that deliver maximum value to their business and user communities. Major customers include companies in the oil and gas, telecommunications, engineering, and medical sectors.

2)	Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("US GAAP").  However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2011 and the related statements of operations and cash flows for the interim period then ended.  The balance sheet amounts as of December 31, 2010 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2010 on April 15, 2011.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $1,517,892 as of June 30, 2011.  Cash used in operating activities during the six months ended June 30, 2011 totaled $481,718 and it has a working capital deficiency of $2,148,597 as of June 30, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company has historically financed its activities through the private placement of equity securities.  To date, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the new business plan described in the preceding paragraphs.

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

Effective March 22, 2011 with the acquisition of the iSafe companies as described in Note 10, the Company is no longer a development stage enterprise.

3)	Significant Accounting Policies

The Company's complete accounting policies are described in Note 3 to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All other significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Revenue Recognition - The Company recognizes revenue when persuasive evidence that an arrangement exists with a customer or client, the price to the purchaser is fixed or determinable, the product has been shipped or the service has been performed, the Company has no significant remaining obligation, and collectability is reasonably assured.

Earnings (Loss) Per Share - The Company calculates basic and diluted net loss per common share by dividing net loss by the weighted-average number of common shares outstanding for the period.  Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of warrants and the conversion of preferred stock in the calculation of diluted net loss per common share would have been anti-dilutive.

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2011:

Warrants	5,433,021
Series A Convertible Preferred Stock	2,000,000
Series B Convertible Preferred Stock	15,000,000
Convertible note	1,708,220
Total	24,141,241

Accounts Receivable and Allowance for Doubtful Accounts - The Company's trade accounts receivable are recorded at amounts billed to customers and presented on the combined balance sheet net of the allowance for doubtful accounts.  The allowance is determined by a variety of factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers.  The policy for determining the past due status of receivables is based on how recently payments have been received. Receivables are charged off when they are deemed uncollectible, which may arise when customers file for bankruptcy or are otherwise deemed unable to repay the amounts owed to the Company.  In general, the Company does not require collateral and generally grants 30-day invoice terms to its customers.  There was no allowance for doubtful accounts as of June 30, 2011 and December 31, 2010.

Fixed Assets - The Company accounts for fixed assets at their historical cost and records amortization utilizing the straight-line method over periods ranging from three years to five years based upon their estimated useful lives.  Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred.  Gains or losses on disposal of property and equipment are reflected in the statement of operations in the period of disposal.

Intangible Assets - The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method over periods ranging from five years to ten years based upon their estimated useful lives.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable.  In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets.  The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset.  If the Company determined that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on its assessments, the Company did not incur any impairment charges during the six months ended June 30, 2011.

Financial Instruments - The Company records financial instruments consisting of cash, accounts receivable, and accounts payable at historical cost and notes payable at face value less principal repayments and considers such amounts to approximate fair value due to their short term nature of those instruments.

Foreign Currency Translation - The functional currency of the Company's Canadian operations is the Canadian dollar.  Assets and liabilities related to that operation are translated at end-of-period exchange rates while the related revenues and expenses are translated at average exchange rates prevailing during the period.  Translation adjustments are recorded as a separate component of shareholders’ equity/deficiency in Accumulated Other Comprehensive Gain.  During the three and six months ended June 30, 2011, foreign currency translation gains were $4,944 and $4,944, respectively.  There were no foreign currency translation gains or losses during the period from April 29, 2010 (Inception) to June 30, 2010.

Comprehensive Income (Loss) - The Company reports comprehensive income (loss) and its components in its condensed consolidated financial statements.  Comprehensive loss consists of net loss and foreign currency translation adjustments affecting shareholder’s deficiency which, under US GAAP, are excluded from net loss.

4)	Intangible Assets

Intangible assets as of June 30, 2011 and December 31, 2010 consisted of the following:

		2011	2010
a)	Rights to a royalty stream related to the sales of the Myself pelvic muscle trainer to be received during the years 2012 through 2016. This asset will be amortized on a straight-line basis over that period.	$2,950,000	$2,950,000

b)	Consideration paid in excess of the net identifiable assets assumed in connection with the acquisition of the iSafe Entities as described in Note 10. This asset is being amortized over a three to five year period has a gross carrying value of $417,171, and is presented net of related amortization of $40,859. As further described in that note, the allocation of the purchase price is preliminary and subject to revision.	376,312	-

	Total	$3,326,312	$2,950,000

5)	Notes Payable

a)	Notes payable as of June 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010

Convertible note payable issued in connection with the acquisition of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer	$1,666,667	$2,000,000

Convertible note payable issued in connection with the acquisition of rights and intangible assets related to a novel medical applicator	-	125,000

Note payable to financial institution	41,315	-

Other	4,096	10,132

Total	$1,712,078	$2,135,132

The amounts related to the notes payable described above were classified between current and long term liabilities as of June 30, 2011 and December 31, 2010 as follows:

	2011	2010

Current liabilities	$1,680,098	$1,468,465
Long term liability	31,980	666,667
Total	$1,712,078	$2,135,132

Details regarding the notes described above are as follows:

i)	Convertible note payable in connection with the acquisition of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer

This note accrues interest at the rate of 10% per annum and such interest is payable monthly.  The principal amount is due in five equal installments at the end of each quarter through June 30, 2012 and matures on that date.  Principal and accrued interest is convertible into common stock at the rate of $1.50 per share at any time at the option of the holder.  The Company has the option at any time to pay principal and accrued interest with common stock in lieu of cash at the rate of $1.00 per common share.

On March 31, 2011, the Company elected to pay principal of $333,333 and accrued interest of $60,821 through the issuance of 394,154 shares of common stock at the rate of $1.00 per share as permitted under the terms of the note.

ii)	Convertible note payable in connection with the acquisition of rights and intangible assets related to a novel medical applicator

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

iii)	Note payable to financial institution

This note accrued interest at prime plus 3.5% per annum (6.75% as of June 30, 2011) and requires monthly principal and interest payments totaling $987 through June 2015.

b)	Notes payable due to a related party totaled $92,521 and $35,000 as of June 30, 2011 and December 31, 2010, respectively.

On various dates from December 2010 through May 2011, the Company entered into a series of short term notes with the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors in the aggregate principal amount of $90,000 which accrued interest at the rate of 15% per annum.  On June 28, 2011, principal and interest due for all these notes were consolidated into one note which accrues interest at the rate of 15% per annum and matures on September 30, 2011.

The scheduled repayment of the notes payable described above and outstanding as of June 30, 2011 is as follows:

2011	$1,101,206
2012	676,322
2013	10,327
2014	11,046
2015 and thereafter	5,698
Total	$1,804,599

6)	Capital Lease Obligations

In connection with the acquisition of the iSafe companies as described in Note 10, the Company assumed several capital leases which expire on various dates through 2013.  The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

The assets, with costs of $47,415 and accumulated amortization of $3,951 as of June 30, 2011 are included in machinery and equipment and are amortized over their estimated lives.  Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments due under these capital leases as of June 30, 2011 are as follows:

2011	$33,869
2012	13,676
2013	627
Total minimum lease payments	48,172
Less amount representing interest	(5,660)
Present value of minimum lease payments	$42,512

The present value of minimum lease payments were classified between current and long term liabilities as of June 30, 2011 as follows:

Current liabilities	$22,155
Long term liability	20,357
Total	$42,512

Interest rates range on capitalized leases from 10% to 14% and are imputed based on the lower of the Company’s incremental borrowings rate at the inception of each lease or the lessor’s implicit rate of return.

7)	Issuance of Preferred Stock

a)	Series A Convertible Preferred Stock

On November 4, 2010 and as previously disclosed in the Company's Annual Report on Form 10-K filed with the Commission on April 15, 2011, the Company entered into a Securities Purchase Agreement with the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors.  Under the terms of that agreement, Rockland paid $100,000 for the purchase of 2,000,000 shares of a then yet to be created series of preferred stock designated Series A Convertible Preferred Stock at a purchase price of $0.05 per share.  That amount was included in current liabilities as of December 31, 2010 under the caption "Stock subscription payable due to related party".

On April 13, 2011, the Company issued 2,000,000 shares of Series A Convertible Preferred Stock in accordance with the agreement described above.

Series A Convertible Preferred Stock has the following rights and preferences: (i) dividend rights equal to the dividend rights of the Company's common stock; (ii) liquidation preference over the Company's common stock; (iii) each share of Series A Convertible Preferred Stock is convertible into one share of the Company's common stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series A Convertible Preferred stock has twenty five votes on all matters validly brought to the common stockholders for approval; (vii) mandatory approval by a majority of the Series A Convertible Preferred stockholders for certain change of control transactions by the Company; and (viii) other rights and preferences to be determined by the Company's Board of Directors.

b)	Series B Convertible Preferred Stock

On December 8, 2010 and as previously disclosed in the Company's Annual Report on Form 10-K filed with the Commission on April 15, 2011, the Company entered into an agreement to acquire the rights to a royalty stream related to the sales of the Myself pelvic muscle trainer.  Under the terms of that agreement, the Company committed to issue 3,000,000 shares of a then yet to be created new class of preferred stock designated Series B Convertible Preferred Stock.  The Company assigned a value to those shares of $750,000 and included that amount in current liabilities as of December 31, 2010 under the caption "Stock subscription payable".

On April 13, 2011, the Company issued 3,000,000 shares of Series B Convertible Preferred Stock in accordance with the agreement described above.

Series B Convertible Preferred Stock has the following rights and preferences: (i) dividend rights equal to the dividend rights of the Company's common stock; (ii) liquidation preference over common stock and equal to that of the Company's Series A Convertible Preferred Stock; (iii) each share of Series B Convertible Preferred Stock is convertible into five shares of the Company's common stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series B Convertible Preferred Stock has one vote on all matters validly brought to the common stockholders; and (vii) other rights and preferences to be determined by the Company's Board of Directors.

8)	Issuance of Common Stock

a)
On various dates between January and June, 2011, the Company issued 141,979 shares of common stock at $1.00 per share to private investors in connection with the exercise of warrants and received proceeds of $141,979.

b)	On various dates between January and April, 2011, the Company issued 55,430 shares of common stock at $1.75 to $1.80 per share to private investors and received proceeds of $97,703.

c)
On various dates between January and June 2011, the Company issued 77,875 shares of common stock under the terms of a service agreement.  Such shares were valued at an average of $1.74 per share based upon the most recent amount per share for which the Company sold shares of common stock to third-party investors and the most recent closing price of the Company's shares.  During the three and six months ended June 30, 2011, the Company recorded expense of $100,123 and $135,718, respectively.

d)
On February 28, 2011 and March 31, 2011, the Company issued a total of 521,894 shares of common stock at the rate of $1.00 per share in payment of principal and interest due under the notes payable as described in Notes 5(a)(i) and 5(a)(ii).

e)
On March 22, 2011, the Company issued 500,000 shares of common stock in connection with the acquisition of iSafe as described in Note 10.  Such shares were valued at $1.75, the most recent amount per share for which the Company sold shares of common stock to third-party investors.

9)	Issuance of Warrants

On March 22, 2011, the Company issued warrants for the purchase of 50,000 shares of common stock in connection with the acquisition of the iSafe companies as described in Note 10.  Such warrants were valued at $1.90 per share utilizing the method described in the following paragraphs.

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

Assumptions made in calculating the fair value of warrants issued during the six months ended June 30, 2011 were as follows:

Risk free interest rate	2.1%
Dividend yield	Zero
Volatility	100%
Expected term (in years)	3.0

10)	Acquisition of the iSafe Companies

On March 22, 2011, the Company acquired 100% of the ownership interests in iSafe Imaging, LP, eMediSafe, LP, and iSafe Imaging Canada Ltd. (the "iSafe Companies" or "iSafe").

The purchase price of $970,400 consisted of 500,000 shares of common stock with a value of $1.75 per share aggregating $875,000 and warrants for the purchase of 50,000 common shares with a calculated value of $95,400 as described in Notes 8(e) and 9, respectively.

The acquisition of iSafe has been accounted for by the Company under the purchase method of accounting whereby assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The purchase price was preliminarily allocated as follows:

Assets acquired:
Cash	$229,819
Receivables	109,018
Prepaid expenses and other current assets	3,704
Property and equipment	159,480
Intangibles	417,171
Goodwill	400,000
1,319,192

Liabilities assumed:
Accounts payable	104,780
Accrued expenses	151,585
Notes payable	45,012
Capital lease obligations	47,415
348,792

Purchase price	$970,400

The purchase price paid by the Company in excess of the net assets of iSafe was allocated to intangible assets as indicated above. The Company is in the process of valuing the assets and liabilities acquired and management contemplates that this valuation will be completed before the end of the next quarter. Consequently, the allocation of the purchase price described above is preliminary and subject to revision upon the completion of the valuation.  The intangible asset is comprised of customer lists, know-how and proprietary methods and is currently being amortized over a three to five year period and the Company recorded amortization expense of $40,859 during the three and six months ended June 30, 2011.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and iSafe for the six months ended June 30, 2011 as if the acquisition had occurred on January 1, 2011 instead of March 22, 2011 and the period April 29, 2010 (Inception) to June 30, 2010 as if the acquistion had occurred on April 29, 2010 instead  of March 22, 2011. As the acquisition occurred on March 22, 2011, there are no pro forma adjustments to the consolidated results of operations for the three months ended June 30, 2011.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	As Reported	Adjustment	Pro Forma
			Results
For the six months ended June 30, 2011:

Revenues	$173,896	$313,740	$487,636
Net loss	$(1,206,198)	$38,837	$(1,167,361)
Loss per common share - basic and fully diluted	$(0.08)	NIL	$(0.07)
Weighted average number of common shares outstanding	15,844,026	500,000	16,344,026

For the period April 29, 2010 (Inception) to June 30, 2010:

Revenues	$-	$217,721		$217,721
Net loss	$(3,780)	$(1,864)		$(5,644)
Loss per common share - Basic and fully diluted	Nil	Nil	$	Nil
Weighted average number of common shares outstanding	11,125,000	500,000		11,325,000

11)	Commitments and Contingencies

a)
On March 22, 2011, the Company acquired the iSafe companies as described in Note 10.  In that connection, it assumed the remaining lease obligations for two office facilities.  The aggregate remaining payments to be made under those agreements are summarized as follows:

2011	$54,521
2012	55,373
2013	35,837
2014	6,792
Total	$152,522

The Company leases office facilities for general and administrative purposes on a month to month basis.

During the three and six months ended June 30, 2011, the Company recorded rent expense of $657 and $39,314, respectively.

b)
On March 22, 2011, in connection with the acquisition of the iSafe Companies as described in Note 10, the Company assumed certain notes payable and capital lease obligations as described in Notes 5(a)(iii) and 6.

c)
The Company is subject to litigation in the ordinary course of business.  Management believes that the Company has adequate insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated and that the resolution of any such items will not have a material effect upon the Company's financial position or results of operations.

Additional discussion of commitments is included in the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

12)	Subsequent Events

a)
On August 11, 2011, the Company entered into a promissory note arrangement with Rockland, the Company's majority shareholder and an entity controlled by one of the Company's Directors in the principal amount of $20,000.  Under the terms of this note, interest accrues at the rate of 15% per annum and the principal and accrued interest is due on September 30, 2011.

b)	On August 16, 2011, the Company issued 7,463 shares of common stock at $1.00 per share in connection with the exercise of warrants by a private investor and received proceeds of $7,463.

Management has evaluated subsequent events to determine if events or transactions occurring through August 22, 2011, the date these condensed consolidated financial statements are available to be issued, require potential adjustment to or disclosure in such financial statements.

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

Summary Overview

Heartland Bridge Capital, Inc. and Subsidiaries (formerly I-Web Media, Inc.) focuses on investments and acquisition opportunities primarily in products and companies involved in the emerging and important market segments of clean energy and energy efficiency, medical technology, waste treatment and management, and digital document management.

We evolved this strategy since November 2010 and to that end we have acquired:

a)	The rights to a royalty stream based upon the sales of the Myself® pelvic muscle trainer with royalty payments expected to be received during the years 2012 through 2016.

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

This acquisition was completed on December 8, 2010.

b)	A patent and certain related assets, for a novel medical applicator.

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

This acquisition was completed on December 13, 2010.

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

As previously disclosed in the financial statements of the iSafe Entities included in Company's Current Report on Form 8K/A filed with the Commission on August 11, 2011, the iSafe Entities had combined revenue of $1,306,000 in 2010, an increase of more than fifty percent over the 2009 revenue of $851,000.

This acquisition was completed on March 22, 2011.

These financial statements were prepared under the assumption that we will continue as a going concern.  Our ability to do so is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures, and/or generate revenue.  These financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Current cash and working capital resources, including funds recently received from the sale of equity securities, are not sufficient to support our activities.  We plan to fund our activities through the sale of equity securities as more fully described in the Liquidity and Capital Resources section in the following paragraphs.

Liquidity and Capital Resources

We had cash of $53,000 at June 30, 2011 compared to $20,000 at December 31, 2010.  This net increase of $33,000 consisted of:

$280,000	Proceeds from financing activities
230,000	Cash acquired in acquisition of iSafe entities
(482,000)	Cash used in operating activities
(5,000)	Effect of foreign exchange rate changes on cash
$33,000	Net increase

We had negative working capital of $2,149,000 at June 30, 2011 and cash on hand as of that date is not sufficient to support our activities. Our losses, negative cash flow, accumulated deficit, and negative working capital through and as of June 30, 2011 raise substantial doubt about our ability to continue as a going concern.

We plan to fund our development and commercialization activities beyond June 30, 2011 primarily through the sale of equity securities.  We cannot be certain that such funding will be available on acceptable terms or available at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, products, or services that we would otherwise seek to develop or commercialize ourselves.

Critical Accounting Policies

The following accounting policies are critical in fully understanding and evaluating our financial statements:

a)	Valuation and recovery of intangible assets; and
b)	Stock-based compensation.

The Company's accounting policies are described in the Note 3 to the condensed consolidated financial statements for the six months ended June 30, 2011 contained elsewhere in this report and in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

For the three months ended June 30, 2011

Revenues and cost of revenues for the three months ended June 30, 2011 were $171,000 and $177,000, respectively.  Those amounts were attributable to the operations of iSafe which was acquired in March 22, 2011 and are not representative of the ongoing operations of that business.  As iSafe was acquired on March 22, 2011, there are no comparative amounts for the period ended June 30, 2010.

Research and development expense for the three months ended June 30, 2011 was $39,000 and was attributable to research and development activity associated with the novel medical applicator.  As that technology was acquired on December 13, 2010, there are no comparative amounts for the period ended June 30, 2010.

General and administrative expense for the three months ended June 30, 2011 was $565,000 compared to $4,000 for the period ended June 30, 2010.  This increase of $561,000 consisted primarily of increases of $203,000 in professional fees and $193,000 in stock based compensation expenses associated with activities necessary to establish our operations and implement our business plan and an increase of $113,000 attributable to the operations of the iSafe Entities which were acquired on March 22, 2010.  Professional fees consist of management, legal, financial advisory, audit, and other professional fees while stock-based compensation is a non-cash charge related to equity incentives for management and financial advisors.

Interest expense for the three months ended June 30, 2011 of $45,000 related exclusively to the various notes payable outstanding during that period.  There are no comparative amounts for the period ended June 30, 2010 as there was no debt outstanding during that period.

For the six months ended June 30, 2011

Revenues and cost of revenues for the six months ended June 30, 2011 were $174,000 and $189,000, respectively.  Those amounts were attributable to the operations of iSafe which was acquired in March 22, 2011 and are not representative of the ongoing operations of that business.  As iSafe was acquired on March 22, 2011, there are no comparative amounts for the period ended June 30, 2010.

Research and development expense for the six months ended June 30, 2011 was $104,000 and was attributable to research and development activity associated with the novel medical applicator.  As that technology was acquired on December 13, 2010, there are no comparative amounts for the period ended June 30, 2010.

General and administrative expense for the six months ended June 30, 2011 was $989,000 compared to $4,000 for the period ended June 30, 2010.  This increase of $985,000 consisted primarily of increases of $409,000 in professional fees and $353,000 in stock based compensation expenses associated with activities necessary to establish our operations and implement our business plan and an increase of $143,000 attributable to the operations of the iSafe Entities which were acquired on March 22, 2010.  Professional fees consist of management, legal, financial advisory, audit, and other professional fees while stock-based compensation is a non-cash charge related to equity incentives for management and financial advisors.

Interest expense for the six months ended June 30, 2011 of $98,000 related exclusively to the various notes payable outstanding during that period. There are no comparative amounts for the period ended June 30, 2010 as there was no debt outstanding during that period.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, concluded that, as of the end of the three-month period ended June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

(b)	Changes in Internal Control over Financial Reporting

There are no changes to report during the six month period ended June 30, 2011.

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

On April 5, 2011, pursuant to a notice of warrant exercise, we issued 40,000 shares of our common stock to one of the holders of our common stock warrants in exchange for $40,000.  These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145.  The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On May 17, 2011, pursuant to a notice of warrant exercise, we issued 20,000 shares of our common stock to one of the holders of our common stock warrants in exchange for $20,000.  These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145.  The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On June 27, 2011, pursuant to a notice of warrant exercise, we issued 11,180 shares of our common stock to one of the holders of our common stock warrants in exchange for $11,180.  These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145.  The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On April 12, 2011, we issued 394,154 shares of our common stock, restricted in accordance with Rule 144, to New Horizon, Inc., as payment of interest due to New Horizon pursuant to the terms of its Convertible Promissory Note dated December 10, 2010, which allow us to issue shares of our common stock, valued at $1.00 per share, to New Horizon for any amounts we owe under the promissory note.  This issuance is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and this investor is a sophisticated investor and familiar with our operations.

On April 12, 2011, we issued 127,740 shares of our common stock, restricted in accordance with Rule 144, to RWIP, LLC, as payment of interest due to RWIP pursuant to the terms of its Convertible Promissory Note dated December 10, 2010, which allow us to issue shares of our common stock, valued at $1.00 per share, to RWIP for any amounts we owe under the promissory note.  This issuance is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and this investor is a sophisticated investor and familiar with our operations.

On April 25, 2011, pursuant to a Securities Purchase Agreement dated March 18, 2011, we issued 11,430 shares of our common stock, restricted in accordance with Rule 144, to one non-affiliated investor in exchange for $20,002.50.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

On April 25, 2011, pursuant to a Securities Purchase Agreement we issued 10,000 shares of our common stock, restricted in accordance with Rule 144, to one non-affiliated investor in exchange for $17,500.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

On April 25, 2011, pursuant to a Securities Purchase Agreement dated January 26, 2011], we issued 10,000 shares of our common stock, restricted in accordance with Rule 144, to one non-affiliated investor in exchange for $17,500.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

On April 27, 2011, pursuant to a Securities Purchase Agreement dated April 26, 2011, we issued 14,000 shares of our common stock, restricted in accordance with Rule 144, to one non-affiliated investor in exchange for $25,200.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	(Removed and Reserved)

ITEM 5	Other Information

iSafe Transaction

On March 21, 2011, we entered into a Reorganization and Stock Purchase Agreement (the “Agreement”) with iSafe Imaging Canada Ltd., an Alberta corporation, iSafe Imaging, LP, a Texas limited partnership, and eMediSafe, LP, a Texas limited partnership (together the “iSafe Entities”), and the individuals and entities listed on the signature page of the Agreement as the owners of the iSafe Entities (the “iSafe Holders”).  On March 22, 2011, we closed the transaction contemplated by the Agreement and acquired all of the outstanding securities and ownership interests of the iSafe Entities, which are now our wholly-owned subsidiaries.  The iSafe Entities provide digital file conversion services that convert legacy information of various formats into valuable, usable information.  Services include document imaging, tape copying and transcription, data replication, and disaster recovery.  Additional services provided by the iSafe Entities include physical storage and management of hard copy records and paper materials, document retention planning, and document disposal.  These services enable the iSafe Entities to create unique and comprehensive data and information management solutions that deliver maximum value to their business and user communities.

In exchange for the securities and ownership interests of the iSafe Entities, we issued the iSafe Holders five hundred thousand (500,000) shares of our common stock, restricted in accordance with Rule 144, and warrants to purchase fifty thousand (50,000) shares of our common stock at an exercise price of $3.05 per share.

On August 11, 2011, we filed an amended Current Report on Form 8-K/A with the audited financial statements of the iSafe Entities for the year ended December 31, 2010.  According to those audited financial statements, the iSafe Entities had combined revenues of approximately $1.3 million in 2010, an increase of approximately 50% over the 2009 revenues of approximately $0.9 million.  Major iSafe Entities’ customers include companies in the energy, telecommunications, engineering, and medical sectors.

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

Heartland Bridge Capital, Inc.

Dated: August 22, 2011		/s/ James F. Groelinger
	By:	James F. Groelinger
	Its:	Chief Executive Officer