Form 10-Q/A
period 2011-06-30
Heartland Bridge Capital, Inc.
filed 2011-09-14
CIK 1494214

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
Yes ☒            No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☒ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒ .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐            No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 22, 2011, there were 16,429,641 shares of common stock, $0.0001 par value, issued and outstanding .

Explanatory Note

Pursuant to a permitted grace period allowed by the Securities and Exchange Commission (the “SEC”), our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with SEC on August 22, 2011, did not include XBRL-compliant financial statements.  The Commission allows a one-time thirty (30) day grace period for a company to amend its initial filing that requires XBRL-compliant financial statements if the company needs additional time to properly tag its financial statements for XBRL-compliance.   As a result, we are filing this Amendment No. 1 to our Report on Form 10-Q/A for the period ended June 30, 2011 for the sole purpose of including our XBRL-compliant financial statements for the period ended June 30, 2011.  We have not updated any other items in this quarterly report and no other changes have been made.

ITEM 6	Exhibits

(a)	Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amended Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of Heartland Bridge Capital, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4 (1)	Bylaws of I-Web Media, Inc.

3.5 (5)	Restated Bylaws of Heartland Bridge Capital, Inc.

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

  *  Filed herewith.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934 and are otherwise not subject to liability under those sections.

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

Heartland Bridge Capital, Inc .

Dated: September 14, 2011		/s/ James F. Groelinger
	By:	James F. Groelinger
	Its:	Chief Executive Officer