Form 10-Q
period 2011-09-30
Heartland Bridge Capital, Inc.
filed 2011-11-21
CIK 1494214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 18, 2011, there were 16,419,178 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

Heartland Bridge Capital, Inc. and Subsidiaries
(Formerly I-Web Media, Inc.)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Note 2)

Assets

Current assets:

Cash	$3,625	$19,997
Accounts receivable	47,076	-
Prepaid expenses and other current assets	7,590	16,936

Total current assets	58,291	36,933

Fixed assets, net	133,950	-

Intangible assets, net	3,285,453	2,950,000

Goodwill	400,000	-

Total assets	$3,877,694	$2,986,933

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:

Accounts payable	$523,644	$36,063
Accrued expenses	313,103	12,312
Notes payable	1,706,751	1,468,465
Notes payable due to related party	122,860	35,000
Capital lease obligations	37,199	-
Stock subscription payable	-	750,000
Stock subscription payable due to related party	-	100,000

Total current liabilities	2,703,557	2,401,840

Long-term liabilities

Notes payable	-	666,667
Capital lease obligations	-	-

Total liabilities	2,703,557	3,068,507

Commitments and contingencies	-	-

Stockholders' equity (deficiency):

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares of Series A with a liquidation preference of $100,000 and 3,000,000 shares of Series B with a liquidation preference of $750,000 issued and outstanding as of September 30, 2011, no preferred shares issued and outstanding as of December 31, 2010	500	-

Common stock, $0.0001 par value, 250,000,000 shares authorized, 16,485,224 and 15,125,000 and issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,646	1,512

Additional paid-in capital	3,410,572	228,608

Accumulated deficit	(2,238,638)	(311,694)

Accumulated other comprehensive income	57	-

Total stockholders' equity (deficiency)	1,174,137	(81,574)

Total liabilities and stockholders' equity (deficiency)	$3,877,694	$2,986,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartland Bridge Capital, Inc. and Subsidiaries
(Formerly I-Web Media, Inc.)
Condensed Consolidated Statement of Operations
(Unaudited)

			Nine months	April 29, 2010
			ended	(Inception) to
	Three months ended September 30,		September 30,	September 30,
	2011	2010	2011	2010

Revenues	$109,129	$-	$283,025	$-

Cost of revenues	176,984	-	365,679	-

Gross profit (loss)	(67,855)	-	(82,654)	-

Operating expenses:

Research and development	37,259	-	141,131	-
General and administrative	567,534	15,000	1,556,611	18,780

Total operating expenses	604,793	15,000	1,697,742	18,780

Operating loss	(672,648)	(15,000)	(1,780,396)	(18,780)

Other income (expense):

Interest income	-	17	-	24
Interest expense	(48,098)	-	(146,548)	-

Other income (expense)	(48,098)	17	(146,548)	24

Net loss	$(720,746)	$(14,983)	$(1,926,944)	$(18,756)

Net loss per common share -
Basic and diluted	$(0.04)	$(0.00)	$(0.12)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	16,451,452	11,125,000	16,048,726	11,125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartland Bridge Capital, Inc.
(Formerly I-Web Media, Inc.)
Condensed Consilidated Statement of Stockholders' Equity (Deficiency)
For the Nine Months Ended September 30, 2011
(Unaudited)

									Accumulated
									Other	Total	Comprehensive
	Preferred Stock Series A		Preferred Stock Series A		Common Stock		Additional	Accumulated	Comprehensive	Equity	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	(Deficiency)	(Loss)

Balance, December 31, 2010	-	$-	-	$-	15,125,000	$1,512	$228,608	$(311,694)	$-	$(81,574)

Issuance of Series A Convertible Preferred Stock (Note 6(a))	2,000,000	200			-	-	99,800	-	-	100,000

Issuance of Series B Convertible Preferred Stock (Note 6(b))			3,000,000	300	-	-	749,700	-	-	750,000

Issuance of common stock for cash in connection with exercise of warrants (Note 7(a))	-	-	-	-	171,650	17	171,633	-	-	171,650

Issuance of common stock for cash (Note 7(b))	-	-	-	-	55,430	5	97,698	-	-	97,703

Issuance of common stock in connection with the acquisition of the iSafe companies (Notes 7(e) and 9)	-	-	-	-	500,000	50	874,950	-	-	875,000

Issuance of warrants in connection with the acquisition of the iSafe companies (Notes 8 and 9)	-	-	-	-	-	-	95,400	-	-	95,400

Issuance of common stock in connection with the payment of interest and principal (Notes 5(a)(i), 5(a)(ii), and 7(d))	-	-	-	-	521,894	52	521,842	-	-	521,894

Amortization of share-based compensation	-	-	-	-	-	-	311,581	-	-	311,581

Shares issued for services (Note 7(c))	-	-	-	-	111,250	10	235,729	-	-	235,739

Warrants issued for services	-	-	-	-	-	-	23,631	-	-	23,631

Net loss	-	-	-	-	-	-	-	(1,926,944)	-	(1,926,944)	$(1,926,944)

Unrealized gain on foreign currency translation	-	-	-	-	-	-	-	-	57	57	57

Balance, September 30, 2011	2,000,000	$200	3,000,000	$300	16,485,224	$1,646	$3,410,572	$(2,238,638)	$57	$1,174,137	$(1,926,887)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartland Bridge Capital, Inc. and Subsidiaries
(Formerly I-Web Media, Inc.)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine months	April 29, 2010
	ended	(Inception) to
	September 30, 2011	September 30, 2010

Cash flows used in operating activities:

Net loss	$(1,926,944)	$(18,756)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	102,644	-
Shares issued for services	235,739	120
Warrants issued for services	335,212	-

Changes in operating assets and liabilities:

Increase in accounts receivable	61,942	-
Decrease in prepaid expenses and other current assets	13,050	-
Increase in accounts payable	387,405	15,410
Increase in accrued expenses	219,330	-

Net cash used in operating activities	(571,622)	(3,226)

Cash flows provided by investing activities - Cash acquired in iSafe acquisition	229,819	-

Cash flows provided by (used in) financing activities:

Proceeds from sale of common stock	97,703	30,000
Proceeds from the exercise of warrants	171,650	-
Proceeds from issuance of notes payable to related party	81,297	-
Repayment of notes payable	(15,060)	-
Repayment of capital lease obligations	(10,216)	-

Net cash flows provided by financing activities	325,374	30,000

Net increase (decrease) in cash	(16,429)	26,774

Effect of foreign exchange rate changes on cash	57	-

Cash - Beginning of period	19,997	-

Cash - End of period	$3,625	$26,774

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	3,605	$-
Income taxes	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Acquisition of iSafe companies:
Acquisition of assets other than cash	$1,089,373
Assumption of liabilities	$348,792
Issuance of common stock	$875,000
Issuance of warrants	$95,400
Issuance of Series A Convertible Preferred Stock in satisfaction of subscription liability	$100,000
Issuance of Series B Convertible Preferred Stock in satisfaction of subscription liability	$750,000
Issuance of common stock in payment of principal and interest	$521,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heartland Bridge Capital, Inc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
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

On March 22, 2011 and as more fully described in Note 10, the Company acquired the operations of iSafe which provides digital file conversion services that convert legacy information of various formats into valuable useful information.  Services include document imaging, tape copying and transcription, data replication and disaster recovery.  Additional services provided include physical storage and management of hard copy records and paper materials, document retention planning, and document disposal.  These services enable iSafe to create unique and comprehensive data and information management solutions that deliver maximum value to their business and user communities. Major customers include companies in the oil and gas, telecommunications, engineering, and medical sectors.  On November 18, 2011 and as more fully described in Note 11(d), the Company accepted an offer and entered into a definitive sales agreement for the sale of iSafe with a company controlled by the Company’s majority shareholder.

2)           Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("US GAAP").  However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2011 and the related statements of operations and cash flows for the interim period then ended.  The balance sheet amounts as of December 31, 2010 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2010 on April 15, 2011.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $2,238,638 as of September 30, 2011.  Cash used in operating activities during the nine months ended September 30, 2011 totaled $571,622 and it has a working capital deficiency of $2,645,266 as of September 30, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company has historically financed its activities through the private placement of equity securities.  To date, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the new business plan described in the preceding paragraphs.

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

3)           Significant Accounting Policies and Recent Accounting Pronouncements

a)           Significant Accounting Policies

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2011:

Warrants	5,403,350
Series A Convertible Preferred Stock	2,000,000
Series B Convertible Preferred Stock	15,000,000
Convertible note	1,750,229
Total	24,153,579

Accounts Receivable and Allowance for Doubtful Accounts - The Company's trade accounts receivable are recorded at amounts billed to customers and presented on the combined balance sheet net of the allowance for doubtful accounts.  The allowance is determined by a variety of factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers.  The policy for determining the past due status of receivables is based on the customer’s payment history. Receivables are charged off when they are deemed uncollectible, which may arise when customers file for bankruptcy or are otherwise deemed unable to repay the amounts owed to the Company.  In general, the Company does not require collateral and generally grants 30-day invoice terms to its customers.  There was no allowance for doubtful accounts as of September 30, 2011 and December 31, 2010.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable.  In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets.  The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset.  If the Company determined that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on its assessments, the Company did not incur any impairment charges during the nine months ended September 30, 2011.

Financial Instruments - The Company records financial instruments consisting of cash, accounts receivable, and accounts payable at historical cost and notes payable at face value less principal repayments and considers such amounts to approximate fair value due to their short term nature of those instruments.

Foreign Currency Translation - The functional currency of the Company's Canadian operations is the Canadian dollar.  Assets and liabilities related to that operation are translated at end-of-period exchange rates while the related revenues and expenses are translated at average exchange rates prevailing during the period.  Translation adjustments are recorded as a separate component of shareholders’ equity/deficiency in Accumulated Other Comprehensive Gain.  During the three and nine months ended September 30, 2011, foreign currency translation gains/(losses) were ($4,887) and $57, respectively.  There were no foreign currency translation gains or losses during the period from April 29, 2010 (Inception) to September 30, 2010.

Comprehensive Income (Loss) - The Company reports comprehensive income (loss) and its components in its condensed consolidated financial statements.  Comprehensive loss consists of net loss and foreign currency translation adjustments affecting shareholder’s deficiency.

b)           Recent Accounting Pronouncements

In May 2011, the FASB issued "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs".  This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards.  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

4)           Intangible Assets

Intangible assets as of September 30, 2011 and December 31, 2010 consisted of the following:

		2011	2010
a)	Rights to a royalty stream related to the sales of the Myself pelvic muscle trainer to be received during the years 2012 through 2016. This asset will be amortized on a straight-line basis over that period.	$2,950,000	$2,950,000

b)	Consideration paid in excess of the net identifiable assets assumed in connection with the acquisition of the iSafe Entities as described in Note 10. These assets are being amortized over a three to five year period has a gross carrying value of $417,171, and is presented net of related amortization of $81,718. As further described in that note, the allocation of the purchase price is preliminary and subject to revision.	335,453	-

	Total	$3,285,453	$2,950,000

5)	Notes Payable

a)	Notes payable as of September 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010

Convertible note payable issued in connection with the acquisition of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer	$1,666,667	$2,000,000

Convertible note payable issued in connection with the acquisition of rights and intangible assets related to a novel medical applicator	-	125,000

Note payable to financial institution	39,055	-

Other	1,029	10,132

Total	$1,706,751	$2,135,132

The amounts related to the notes payable described above were classified between current and long term liabilities as of September 30, 2011 and December 31, 2010 as follows:

	2011	2010

Current liabilities	$1,706,751	$1,468,465
Long term liability	-	666,667
Total	$1,706,751	$2,135,132

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

This note accrued interest at prime plus 3.5% per annum (6.75% as of June 30, 2011) and requires monthly principal and interest payments totaling $987 through June 2015.  Under the terms of this note, the acquisition of the iSafe Entities by the Company accelerated all remaining payments due for this note.  Therefore, it has been classified as a current liability for financial statement presentation purposes while the Company negotiates new terms for this note.

b)	Notes payable due to a related party totaled $122,860 and $35,000 as of September 30, 2011 and December 31, 2010, respectively.

On various dates from December 2010 through September 2011, the Company entered into a series of short term notes with the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors in the aggregate principal amount of $116,297 which accrued interest at the rate of 15% per annum.  On September 30, 2011, principal and interest due for all these notes were consolidated into one note which accrues interest at the rate of 15% per annum and matures on December 31, 2011.

6)           Issuance of Preferred Stock

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

Series A Convertible Preferred Stock has the following rights and preferences: (i) dividend rights equal to the dividend rights of the Company's common stock; (ii) liquidation preference of $100,000 over the Company's common stock; (iii) each share of Series A Convertible Preferred Stock is convertible into one share of the Company's common stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series A Convertible Preferred stock has twenty five votes on all matters validly brought to the common stockholders for approval; (vii) mandatory approval by a majority of the Series A Convertible Preferred stockholders for certain change of control transactions by the Company; and (viii) other rights and preferences to be determined by the Company's Board of Directors.

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

Series B Convertible Preferred Stock has the following rights and preferences: (i) dividend rights equal to the dividend rights of the Company's common stock; (ii) liquidation preference of $750,000 over common stock and equal to that of the Company's Series A Convertible Preferred Stock; (iii) each share of Series B Convertible Preferred Stock is convertible into five shares of the Company's common stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series B Convertible Preferred Stock has one vote on all matters validly brought to the common stockholders; and (vii) other rights and preferences to be determined by the Company's Board of Directors.

7)           Issuance of Common Stock

a)
On various dates between January and September 30, 2011, the Company issued 171,650 shares of common stock at $1.00 per share to a private investor in connection with the exercise of warrants and received proceeds of $171,650.

b)	On various dates between January and April, 2011, the Company issued 55,430 shares of common stock at $1.75 to $1.80 per share to private investors and received proceeds of $97,703.

c)
On various dates between January and September 2011, the Company issued 111,250 shares of common stock under the terms of a service agreement.  Such shares were valued at an average of $3.00 and $2.35 per share during the three and nine months ended September 30, 2011 based upon the most recent amount per share for which the Company sold shares of common stock to third-party investors and the most recent closing price of the Company's shares.  During the three and nine months ended September 30, 2011, the Company recorded expense of $100,014 and $235,183, respectively.

d)
On February 28, 2011 and March 31, 2011, the Company issued a total of 521,894 shares of common stock at the rate of $1.00 per share in payment of principal and interest due under the notes payable as described in Notes 5(a)(i) and 5(a)(ii).

e)
On March 22, 2011, the Company issued 500,000 shares of common stock in connection with the acquisition of iSafe as described in Note 9.  Such shares were valued at $1.75, the most recent amount per share for which the Company sold shares of common stock to third-party investors.

8)	Issuance of Warrants

On March 22, 2011, the Company issued warrants for the purchase of 50,000 shares of common stock in connection with the acquisition of the iSafe companies as described in Note 9.  Such warrants were valued at $1.90 per share utilizing the method described in the following paragraphs.

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

Assumptions made in calculating the fair value of these warrants were as follows:

Risk free interest rate	2.1%
Dividend yield	Zero
Volatility	100%
Expected term (in years)	3.0

9)           Acquisition of the iSafe Companies

On March 22, 2011, the Company acquired 100% of the ownership interests in iSafe Imaging, LP, eMediSafe, LP, and iSafe Imaging Canada Ltd. (the "iSafe Companies" or "iSafe").

The purchase price of $970,400 consisted of 500,000 shares of common stock with a value of $1.75 per share aggregating $875,000 and warrants for the purchase of 50,000 common shares with a calculated value of $95,400 as described in Notes 7(e) and 8, respectively.

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

The purchase price paid by the Company in excess of the net assets of iSafe was allocated to intangible assets as indicated above.  The intangible asset is comprised of customer lists, know-how, and proprietary methods and is being amortized over a three to five year period and the Company recorded amortization expense of $40,859 and $81,718 during the three and nine months ended September 30, 2011.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and iSafe for the nine months ended September 30, 2011 as if the acquisition had occurred on January 1, 2011 instead of March 22, 2011 and the period April 29, 2010 (Inception) to September 30, 2011 as if the acquisition had occurred on April 29, 2010 instead of March 22, 2011.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been acquired as of January 1, 2011 and April 29, 2010 (Inception).

	As Reported	Adjustment	Pro Forma
			Results

For the nine months ended September 30, 2011:

Revenues	$283,025	$313,740	$596,765
Net loss	$(1,926,044)	$79,696	$(1,847,248)
Weighted average number of common shares outstanding	16,048,726	500,000	16,548,726
Loss per common share - Basic and fully diluted	$(0.12)		$(0.11)

For the period April 29, 2010 (Inception) to September 30, 2010:

Revenues	$-	$638,019	$638,019
Net loss	$(18,756)	$(107,481)	$(126,237)
Weighted average number of common shares outstanding	11,125,000	500,000	11,625,000
Loss per common share - Basic and fully diluted	Nil		$(0.01)

See Note 11(c) for subsequent events related to iSafe.

10)	Commitments and Contingencies

a)
On March 22, 2011, the Company acquired the iSafe companies as described in Note 9.  In that connection, it assumed the remaining lease obligations for two office facilities.  The aggregate remaining payments to be made under those agreements are summarized as follows:

2011	$18,782
2012	55,373
2013	35,837
2014	6,792
Total	$116,784

The Company leases office facilities for general and administrative purposes on a month to month basis.

During the three and nine months ended September 30, 2011, the Company recorded rent expense of $19,438 and $39,534, respectively.

b)
On March 22, 2011, in connection with the acquisition of the iSafe Companies as described in Note 10, the Company assumed certain notes payable and capital lease obligations as described in Notes 5(a)(iii) and 6.

c)
On September 15, 2011, the Company entered into a Series A Preferred Stock Purchase Agreement with HepatoChem, Inc. for the purchase of up to 40,000 shares of HepatoChem’s Series A Convertible Preferred Stock for $400,000.  Under the terms of the agreement, four payments of $100,000 are due on October 15, November 15, and December 15, 2011 and January 15, 2012.  Pursuant to this schedule, the Company made the first payment of $100,000 on October 13, 2011 and received 10,000 shares of HepatoChem Series A Convertible Preferred Stock.  HepatoChem’s Series A Convertible Preferred Stock has liquidation preference over HepatoChem’s common stock, is convertible into HepatoChem’s common stock, has voting rights, and has certain protective voting provisions to help maintain its preferential position.

This investment in HepatoChem Series A Convertible Preferred Stock will be accounted for under the cost method of accounting because the Company will not hold a significant interest nor have any management control in this entity.

d)	Litigation

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

11)	Subsequent Events

a)
On October 10, 2011, the Company entered into a promissory note arrangement with Rockland, the Company's majority shareholder and an entity controlled by one of the Company's Directors in the principal amount of $250,000.  Under the terms of this note, interest accrues at the rate of 15% per annum and the principal and accrued interest is due on March 31, 2012.

b)
On October 5 and 10, 2011, the Company issued a total of 35,280 shares of common stock at $1.00 per share in connection with the exercise of warrants by a private investor and received proceeds of $35,280.

c)	On October 13, 2011, the Company purchased 10,000 shares of HepatoChem Series A Convertible Preferred Stock for $100,000 in accordance with the agreement described in Note 10(c).

d)
On November 1, 2011, the Company decided to seek a purchaser for the iSafe Entities and, on November 18, 2011, accepted an offer and entered into a definitive sales agreement for such a transaction with a company controlled by the Company’s majority shareholder.  Terms of the transaction consist of a cash payment of $250,000 plus 130,000 shares of Heartland Bridge Capital, Inc. ("HBC") common stock (restricted under Rule 144) and warrants for the purchase of 50,000 shares of HBC common stock with an exercise price of $3.05 owned by the majority shareholder.  As this transaction is with a related party, the gain from the sale of the iSafe Entities will be recorded as a direct addition to the Company's equity.

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date require potential adjustment to or disclosure in such financial statements.

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

To date we have not received any proceeds as the first payment is scheduled for late in the first quarter of 2012.  Since this payment is based on the sales of the product, and we are only entitled to certain proceeds from those sales, we do not know the amount of the payment we may receive, if any. We are entitled to a full accounting from an agent for the owner of the Myself device, which will disclose total sales and related information and outline the then-current progress related to the asset.  We will report any updates on this asset as we receive them.

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

On November 18, 2011, we accepted an offer and entered into a definitive sales agreement for the sale of the iSafe Entities with a company controlled by our majority shareholder for a cash payment of $250,000 plus 130,000 shares of Heartland Bridge Capital, Inc. ("HBC") common stock (restricted under Rule 144) and warrants for the purchase of 50,000 shares of HBC common stock with an exercise price of $3.05.  As this transaction is with a related party, the gain from the sale of the iSafe Entities will be recorded as a direct addition to the Company's equity.

We determined that this transaction was in the best interests of our shareholders as events occurring subsequent to our purchase of the iSafe Entities, including but not limited to the resignation of iSafe’s Chief Executive Officer, would likely have resulted in an operating situation requiring significantly more attention by us than the investment warranted. It is our opinion that our shareholders would be better served by having our time, attention, and resources focused on maximizing numerous other opportunities at hand.

d)	Entered into an agreement to purchase an interest in HepatoChem, Inc.

HepatoChem (www.hepatochem.com) is a privately held company that offers pharmaceutical and biotech companies a reliable and efficient means of accessing small molecule metabolites in quantities needed in the drug development process.

Our agreement to purchase $400,000 of Series A Convertible Preferred Stock of HepatoChem was executed on September 15, 2011.  We paid our first investment tranche of $100,000 on October 13, 2011 and currently own 10,000 shares of HepatoChem Series A Convertible Preferred Stock.  The remaining $300,000 is due on various dates through January 15, 2012.

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

Liquidity and Capital Resources

We had cash of $4,000 at September 30, 2011 compared to $20,000 at December 31, 2010.  This net decrease of $16,000 consisted of:

$325,000	Proceeds from financing activities
230,000	Cash acquired in acquisition of iSafe entities
(571,000)	Cash used in operating activities
$(16,000)	Net increase

We had negative working capital of $2,645,000 at September 30, 2011 and cash on hand as of that date is not sufficient to support our activities. Our losses, negative cash flow, accumulated deficit, and negative working capital through and as of September 30, 2011 raise substantial doubt about our ability to continue as a going concern.

We plan to fund our development and commercialization activities beyond September 30, 2011 primarily through the sale of equity securities.  We cannot be certain that such funding will be available on acceptable terms or available at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, products, or services that we would otherwise seek to develop or commercialize ourselves.

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

The Company's accounting policies are described in Note 3 to the condensed consolidated financial statements for the nine months ended September 30, 2011 contained elsewhere in this report and in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenue for the three months ended September 30, 2011 was $109,000 and was attributable to the operations of iSafe which were acquired on March 22, 2011.  This amount is not representative of the ongoing operations of that business and, as iSafe was acquired on March 22, 2011, there was no comparable amount for the period ended September 30, 2010.

Cost of revenue for the three months ended September 30, 2011 was $177,000 and was attributable to the operations of iSafe which were acquired on March 22, 2011.  This amount is not representative of the ongoing operations of that business and, as iSafe was acquired on March 22, 2011, there was no comparable amount for the period ended September 30, 2010.

Gross profit (loss) for the three months ended September 30, 2011 was a loss of $68,000 and was attributable to the operations of iSafe which were acquired on March 22, 2011.  This amount is not representative of the ongoing operations of that business and, as iSafe was acquired on March 22, 2011, there was no comparable amount for the period ended September 30, 2010.  This loss is attributable to a decline in iSafe revenue during the three months ended September 30, 2011 and is expected to continue through the end of 2011.  Such decline in revenue was the result of unanticipated management issues, including the resignation of the Chief Executive Officer.

On November 18, 2011, we accepted an offer and entered into a definitive sales agreement for the sale of the iSafe Entities with a company controlled by our majority shareholder for a cash payment of $250,000 plus 130,000 shares of Heartland Bridge Capital, Inc. ("HBC") common stock (restricted under Rule 144) and warrants for the purchase of 50,000 shares of HBC common stock with an exercise price of $3.05.  As this transaction is with a related party, the gain from the sale of iSafe will be recorded as a direct addition to the Company's equity.

We determined that this transaction was in the best interests of our shareholders as events occurring subsequent to our purchase of the iSafe Entities, including but not limited to the resignation of iSafe’s Chief Executive Officer, would likely have resulted in an operating situation requiring significantly more attention by us than the investment warranted. It is our opinion that our shareholders would be better served by having our time, attention, and resources focused on maximizing numerous other opportunities at hand.

Research and development expense for the three months ended September 30, 2011 was $37,000 and was attributable to research and development activity associated with the novel medical applicator.  As that technology was acquired on December 13, 2010, there was no comparable amount for the period ended September 30, 2010.

General and administrative expense for the three months ended September 30, 2011 was $568,000 compared to $15,000 for the period ended September 30, 2010.  This increase of $553,000 consisted primarily of increases of $241,000 in professional fees and $201,000 in stock based compensation expenses associated with activities necessary to establish our operations and implement our business plan and an increase of $79,000 attributable to the operations of iSafe which was acquired on March 22, 2010.  Professional fees consist of management, legal, financial advisory, audit, and other professional fees while stock-based compensation is a non-cash charge related to equity incentives for management and financial advisors.

Interest expense for the three months ended September 30, 2011 was $48,000 and was attributable to the various notes payable outstanding during that period.  There was no comparable amount for the period ended September 30, 2010 as there was no debt outstanding during that period.

For the nine months ended September 30, 2011 compared to the period from April 29, 2010 (Inception) to September 30, 2010

Revenue for the nine months ended September 30, 2011 was $283,000 and was attributable to the operations of iSafe which were acquired on March 22, 2011.  This amount is not representative of the ongoing operations of that business and, as iSafe was acquired on March 22, 2011, there was no comparable amount for the period ended September 30, 2010.

Cost of revenue for the nine months ended September 30, 2011 was $366,000 and was attributable to the operations of iSafe which were acquired on March 22, 2011.  This amount is not representative of the ongoing operations of that business and, as iSafe was acquired on March 22, 2011, there was no comparable amount for the period ended September 30, 2010.

Gross profit (loss) for the nine months ended September 30, 2011 was a loss of $83,000 and was attributable to the operations of iSafe which were acquired on March 22, 2011.  This amount is not representative of the ongoing operations of that business and, as iSafe was acquired on March 22, 2011, there was no comparable amount for the period ended September 30, 2010.  This loss is attributable to a decline in iSafe revenue during the three months ended September 30, 2011 and is expected to continue through the end of 2011.  Such decline in revenue was the result of unanticipated management issues, including the resignation of iSafe's Chief Executive Officer.

On November 18, 2011 and as discussed in the preceding paragraphs, we accepted an offer and entered into a definitive sales agreement for the sale of iSafe with a company controlled by our majority shareholder.

Research and development expense for the nine months ended September 30, 2011 was $141,000 and was primarily attributable to research and development activity associated with the novel medical applicator.  As that technology was acquired on December 13, 2010, there was no comparable amount for the period ended September 30, 2010.

General and administrative expense for the nine months ended September 30, 2011 was $1,557,000 compared to $19,000 for the period ended September 30, 2010.  This increase of $1,538,000 consisted primarily of increases of $636,000 in professional fees, $571,000 in stock based compensation expenses associated with activities necessary to establish our operations and implement our business plan, $211,000 attributable to the operations of iSafe which was acquired on March 22, 2010, and depreciation and amortization of $103,000.  Professional fees consist of management, legal, financial advisory, audit, and other professional fees while stock-based compensation is a non-cash charge related to equity incentives for management and financial advisors.

Interest expense for the nine months ended September 30, 2011 was $147,000 and was attributable to the various notes payable outstanding during that period.  There was no comparable amount for the period ended September 30, 2010 as there was no debt outstanding during that period.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, concluded that, as of the end of the three-month period ended September 30, 2011, our disclosure controls and procedures were effectiveto ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

There are no changes to report during the nine month period ended September 30, 2011.

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

On July 5, 2011, pursuant to a notice of warrant exercise, we issued 20,000 shares of our common stock to one of the holders of our common stock warrants in exchange for $20,000.  These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145.  The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On July 7, 2011, pursuant to a notice of warrant exercise, we issued 11,180 shares of our common stock to one of the holders of our common stock warrants in exchange for $11,180.  These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145.  The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On July 27, 2011, pursuant to a Securities Purchase Agreement dated April 26, 2011, we issued 14,000 shares of our common stock, restricted in accordance with Rule 144, to one non-affiliated investor in exchange for $25,200.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

On August 26, 2011, pursuant to a Consulting Agreement dated November 4, 2010, we issued 77,875 shares of our common stock, restricted in accordance with Rule 144, to one non-affiliated investor, which were valued at $135,725.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	(Removed and Reserved)

ITEM 5	Other Information

HepatoChem Transaction

On September 15, 2011, we entered into a Series A Convertible Preferred Stock Purchase Agreement with HepatoChem, Inc., a Delaware corporation, under which we agreed to purchase up to 40,000 shares of HepatoChem’s Series A Convertible Preferred Stock for up to $400,000.  The transaction is structured such the purchase price is made in up to four installments of $100,000 each with the first one due 30 days after closing, the second one due 60 days after closing, the third one due 90 days after closing, and the fourth installment due within 60 days of HepatoChem requesting such fourth installment in writing, which request cannot be made until at least 60 days after the closing.  Pursuant to this schedule, we paid HepatoChem the first installment of $100,000 on October 13, 2011, in exchange for 10,000 shares of the Series A Convertible Preferred Stock.  The second installment of $100,000 is due on or about November 15, 2011.  HepatoChem’s Series A Convertible Preferred Stock has liquidation preference over HepatoChem’s common stock, is convertible into HepatoChem’s common stock, has voting rights, and has certain protective voting provisions to help maintain its preferential position.

HepatoChem (www.hepatochem.com) is a privately held company that offers pharmaceutical and biotech companies a reliable and efficient means of accessing small molecule metabolites in quantities needed in the drug development process.

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

On November 18, 2011, we accepted an offer and entered into a definitive sales agreement for the sale of the iSafe Entities with a company controlled by our majority shareholder for a cash payment of $250,000 plus 130,000 shares of Heartland Bridge Capital, Inc. ("HBC") common stock (restricted under Rule 144) and warrants for the purchase of 50,000 shares of HBC common stock with an exercise price of $3.05.  As this transaction is with a related party, the gain from the sale of the iSafe Entities will be recorded as a direct addition to the Company's equity.

We determined that this transaction was in the best interests of our shareholders as events occurring subsequent to our purchase of the iSafe Entities, including but not limited to the resignation of iSafe’s Chief Executive Officer, would likely have resulted in an operating situation requiring significantly more attention by us than the investment warranted. It is our opinion that our shareholders would be better served by having our time, attention, and resources focused on maximizing numerous other opportunities at hand.

Update on MySelf® Cash Flow

As announced at the end of last year, we acquired certain assets from New Horizon, Inc., a Texas corporation (the “New Horizon Agreement”), including the right to receive any proceeds New Horizon is entitled to receive from the sale of the Myself® pelvic muscle trainer.  To date we have not received any proceeds as the first payment is scheduled for late in the first quarter of 2012.  Since this payment is based on the sales of the product, and we are only entitled to certain proceeds from those sales, we do not know the amount of the payment we may receive, if any. We are entitled to a full accounting from an agent for the owner of the Myself device, which will disclose total sales and related information and outline the then-current progress related to the asset.  We will report any updates on this asset as we receive them.

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

ITEM 6	Exhibits

(a)	Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amended Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of Heartland Bridge Capital, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4 (1)	Bylaws of I-Web Media, Inc.

3.5 (5)	Restated Bylaws of Heartland Bridge Capital, Inc.

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

10.25	Series A Preferred Stock Purchase Agreement by and between Heartland Bridge Capital, Inc. and HepatoChem, Inc. dated September 15, 2011

10.26	Purchase Agreement by and between Heartland Bridge Capital, Inc. and DigiSort, LLC dated November 18, 2011

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Heartland Bridge Capital, Inc.

Dated: November 21, 2011		/s/ James F. Groelinger
	By:	James F. Groelinger
	Its:	Chief Executive Officer