Form 10-K
period 2011-12-31
Heartland Bridge Capital, Inc.
filed 2012-05-11
CIK 1494214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $4,957,757 as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 4,860,546 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 9, 2012, there were 16,872,132 shares of common stock, par value $0.0001, issued and outstanding.

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

i

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

In furtherance of our business focus, we purchased two material assets in December 2010 that gave us material operations: i) a portion of the proceeds from sales of the Myself® pelvic muscle trainer; and ii) a patent application for a novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage). Subsequent to these purchases we entered into agreements with, and made payments to, third parties to test and develop the market for our medical applicator. We have also made investments in several companies with operations in our niche markets, namely HepatoChem, Inc. and Legends and Heroes, Inc.

Effective March 31, 2012, we decided to further intensify our focus in the energy sector and the related opportunities within and, to that end, we elected to change the name of the Company to InterCore Energy, Inc. Simultaneously, our Board has unanimously adopted and stockholders holding a majority of the common stock have approved a resolution to effect a nine-for-one (9:1) forward stock split of the Company’s outstanding common stock and to increase the number of authorized shares of Common Stock from 250,000,000 to 750,000,000. During the period in which we operated as Heartland Bridge Capital, Inc., we assembled an excellent portfolio of investments in the life sciences arena look forward to maximizing the value of these investments to the benefit of our shareholders. For the longer term, though, we believe that a more intense focus under our new name on the many exciting opportunities in the energy sector will provide comparable or better returns with better marketplace understanding and response.

We expect the corporate actions described in the preceding paragraph to become effective during May 2012. Detailed information regarding these corporate actions can be found in our Definitive Information Statement on Schedule 14-C, filed with the Commission on April 20, 2012.

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

Under the RWIP Agreement, as consideration for the Asset, we agreed to issue the following: (i) a convertible promissory note in the principal amount of One Hundred Twenty Five Thousand Dollars ($125,000), convertible into our common stock at the conversion ratio of One Dollar Fifty Cents ($1.50) per share, and payable at the option of the Company in common stock in lieu of cash (ii) a warrant to purchase One Hundred Fifty Thousand (150,000) shares of our common stock, restricted in accordance with Rule 144, with an exercise price of Two Dollars ($2) per share, and (iii) royalties equal to Twenty Percent (20%) of the net income (revenue minus expenses) received by us in connection with the assets purchased from RWIP (in order to calculate this amount the revenue and expenses related to the RWIP assets will be calculated separately from our other business assets). As no value was ascribed to the warrants issued in connection with this transaction, the aggregate value assigned to this acquisition was $125,000 which was considered acquired in process research and development and immediately expensed.

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

HepatoChem Investment

On September 15, 2011, we entered into a Series A Convertible Preferred Stock Purchase Agreement with HepatoChem, Inc., a Delaware corporation, under which we agreed to purchase up to 40,000 shares of HepatoChem’s Series A Convertible Preferred Stock for up to $400,000. Pursuant to this agreement, on October 13, 2011 we purchased 10,000 shares of HepatoChem Series A Convertible Preferred Stock for $100,000. The original funding schedule contemplated in the agreement was modified and subsequently on February 17, 2012 and March 20, 2012, we purchased 3,500 and 7,500 shares of HepatoChem Series A Convertible Preferred Stock for $35,000 and $75,000, respectively. We may purchase an additional 19,000 shares of HepatoChem Series A Convertible Preferred Stock for $190,000. Such securities are redeemable beginning in December 2015 at the original issue price per share plus 10% plus any accrued but unpaid dividends. Additionally, such securities have liquidation preference over HepatoChem’s common stock, are convertible into HepatoChem’s common stock, have voting rights, and have certain protective voting provisions to help maintain their preferential position.

HepatoChem (www.hepatochem.com) is a privately held company that offers pharmaceutical and biotech companies a reliable and efficient means of accessing small molecule metabolites in quantities needed in the drug development process.

Legends & Heroes Investment

On December 1, 2011 and as subsequently modified on March 7, 2012, we entered into a Letter of Intent (the “LOI”) with Legends & Heroes, Inc. (“Legends”), which described the terms under which we will purchase 25%, on a fully diluted basis, of the outstanding common stock of Legends for a total purchase price of $1,250,000 plus shares of our common stock and/or warrants in an amount to be determined. The purchase price is to be paid in tranches: i) $250,000 in cash in exchange for 2.5% of Legends’s common stock; ii) $200,000 in cash in equal weekly installments beginning on March 12, 2012 ending on April 30, 2012 in exchange for 2.0% of Legends’s common stock; iii) $800,000 in cash upon executing definitive transaction documents and closing the transaction in exchange for 8% of Legends’s common stock; and iii) a combination of our common stock and warrants in amounts to be determined, restricted in accordance with Rule 144, upon executing definitive transaction documents and closing the transaction in exchange for 12.5% of Legends’s common stock. The first tranche, $250,000 for 2.5% of Legends’s common stock is binding on both parties and the $250,000 was paid to Legends on December 7, 2011. The second tranche, $200,000 for 2.0% of Legends' common stock is binding on both parties and, as required, payments aggregating $75,000 were paid through March 26, 2012. The third and the fourth tranches for the remaining 20.5% of Legends’s common stock is non-binding and dependent upon the parties executing definitive transaction documents, which the parties have agreed to exert reasonable efforts to conclude during the second quarter of 2012. Additionally, if the parties consummate the entire transaction and we acquire 25% of Legends’s common stock we will have the right to appoint a majority of the directors to serve on Legends’s Board of Directors for at least the next three years after the close of the transaction. As of December 31, 2011, this investment was accounted for at cost due to the 2.5% ownership as of that date.

Legends & Heroes, Inc. is the maker of Skineez Skincarewear™ which are comfortable and highly effective garments that constantly deliver healthy and natural cosmetic ingredients to your skin while you wear them. When we consummate the final transaction to acquire the additional 20.5% interest in Legends we will include additional information about Legends and its business.

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

On November 22, 2011, we sold the iSafe Entities to a company controlled by our majority shareholder for a cash payment of $250,000 plus 130,000 shares of our common stock (restricted under Rule 144) and warrants for the purchase of 50,000 shares of our common stock with an exercise price of $3.05. We realized a gain of approximately $163,000 in connection with this transaction.

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

Business Overview

All of our operations during 2010 and 2011 related to our purchase of a portion of the proceeds from the Myself® pelvic muscle trainer, our acquisition of certain assets from RWIP, including a patent application for a novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage). Additionally, as noted above, we have made investments in HepatoChem, Inc. and Legends & Heroes, Inc. As noted in the preceding sections, during 2012 the focus is shifting to investment opportunities in the energy sector.

Myself® Cash Flow

Products and Services

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

As noted above, we purchased a right to receive certain distributions based on the sales of the Myself® pelvic muscle trainer, we do not own the product itself or any equity in Jarden, Inc., the consumer products company that is the owner of the Myself® pelvic muscle trainer. However, we believe some information regarding the Myself® pelvic muscle trainer will better allow investors and shareholders to understand the product upon which our revenue stream right is based.

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

The Urinary Incontinence Marketplace; Customers

According to various market studies related to female incontinence:

•	over 1 in 3 women experience urinary incontinence at least once a month;

•	over 40% of women experience sexual dissatisfaction;

•	an estimated 37 million women suffer from menopausal symptoms;

•	over 38% of women ages 50-79 have some form of prolapse;

•	approximately 15% of women of age 18-50 experience chronic pelvic pain; and

•	over 95% of adult women suffer from occasional vaginal dryness or more frequent vaginal discomfort symptoms.

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

Intellectual Property

Jarden, Inc., the consumer products company that is the owner of the Myself® pelvic muscle trainer, or its affiliates, has multiple international and domestic patents for that device. That company also maintains a registered trademark for the name “Myself” for medical devices, namely, a muscle activity measuring device for use in the treatment of pelvic floor dysfunction in women in the United States.

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

Research and Development Activities

On December 13, 2010, under the terms of the RWIP Agreement, we entered into a Development Services Agreement with RWIP under which RWIP agreed to provide services to us in connection with the development of the novel medical applicator asset. The staff with RWIP has extensive experience in new product development (specifically within the feminine protection category) and business development. Under the terms of the agreement with RWIP, we agreed to pay to RWIP an aggregate of $140,000 during 2012 based upon RWIP achieving certain performance thresholds.

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

During 2012, the applicator has progressed from the concept-testing phase to the In Home Unit Testing phase. A pilot study has been designed and approved by an Institutional Review Board with all required labeling and user directions for a clinically supervised subject trial.

Two hundred testing product samples have been manufactured and assembled in packaged kits. One sample kit will be given to each subject by a physician with oral instructions and then monitored for safety and efficacy. A methodology for data collection has been approved and designed to capture the subjects experience with the product. Subjects have been enrolled and the pilot study is planned to begin during the second quarter of 2012. Final analysis of the outcomes will be known during the third quarter of 2012.

Tampon Market Overview

The potential number of worldwide tampon users includes all women in their menstruating years - which, according to Population Reference Bureau figures - amounts to 1.62 billion women.2 In the United States, tampon sales in 2006 were valued at $577 million (excluding Wal-Mart sales).3 As in the United States and Canada, 70% of women in Europe use tampons over sanitary napkins making for a similar market opportunity in the European Union.4 Over 90% of tampon customers in the United States prefer applicator-equipped tampons compared with 30% of European women.5 Historically, annual growth rates for the tampon market in North America and Europe have been in the 2-4% range over the past few years, but there is evidence of slowing growth as female baby boomers continue to enter menopause.6  Tampon sales outside of Europe and North America are expected to increase as living standards improve. Increasing prosperity will allow more women the option of choosing tampons over inexpensive pads. Experts predict a market growth rate in the high single digits for the industrialized Asian countries.7

2http://www.prb.org/Datafinder/Geography/MultiCompare.aspx?variables=45&regions=6,70,101,115,172,33,53,8,63,7,16,83,74,73,69,116,163,136,151,117,196,174,207,186,5,3,4,2,223,1

3 Tampons Segment Needs a Spark, Chain Drug Review, August 14, 2006

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

Employees

We do not have any employees. Currently all three of our officers are independent contractors. We believe that our relationship with our staff is good.

Description of Property

We lease shared office space for use as our corporate headquarters in Mahwah, New Jersey on a month-to-month basis. Under the terms of this agreement, we are provided with a physical address, a phone number, answering service and use of certain office facilities, such as conference rooms, as needed.

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

Our investments and intangible assets are subject to significant fluctuations in value which may result in reductions in carrying values and charges to operating results.

Our investments and intangible assets are subject to significant fluctuations in value at any time. Decreases in such values may require reductions in the carrying value of such assets which would result in the recording of impairment charges in the Company's operating results. During the year ended December 31, 2011, such a charge was recorded in the amount of $2,950,000 related to the Myself intangible asset.

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

Under our arrangements with HepatoChem, Inc. and Legends & Heroes, Inc. we are expected to invest significant sums in these companies and if we are unable to meet these expectations, our position with those companies and opportunities for future investment in them may be limited.

Under our Series A Convertible Preferred Stock Purchase Agreement with HepatoChem, Inc., a Delaware corporation, we could purchase up to 40,000 shares of HepatoChem’s Series A Convertible Preferred Stock for up to $400,000. The transaction is structured such the purchase price is made in up to four installments of $100,000 each with the first one due 30 days after closing, the second one 60 days after closing, the third one 90 days after closing, and the fourth installment within 60 days of HepatoChem requesting such fourth installment in writing, which request cannot be made until at least 60 days after the closing. Pursuant to this schedule, we paid HepatoChem the first installment of $100,000 on October 13, 2011, in exchange for 10,000 shares of the Series A Convertible Preferred Stock. Under our Letter of Intent with Legends & Heroes, Inc., we agreed, upon execution of definitive deal documents, to pay $1,250,000 for 25% of Legends & Heroes common stock. The first payment of $250,000 for 2.5% of Legends’s common stock was paid to Legends on December 7, 2011. The remaining would be paid upon execution of definitive deal documents. If we are not able to provide the indicated funding then we may be in breach of these arrangements, which could cause us to lose.

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

The Company has reported a material weakness in disclosure controls and procedures for 2011 related to its inability to file its 10-K for the year ended December 31, 2011 in a timely manner. This deficiency is attributable to delays in preparing financial information for iSafe, a subsidiary which was sold in November 2011, and cash flow issues which prevented the Company from obtaining the services of external professionals necessary to the filing of the 10-K. The weakness regarding iSafe has already been remediated, in effect, by the sale of that subsidiary in November 2011. The weakness attributable to cash flow and the resulting inability to obtaining the services of external professionals necessary to the filing of the 10-K is expected to be remediated through fundraising efforts during 2012.

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

ITEM 2 – PROPERTIES

We lease shared office space for use as our corporate headquarters in Mahwah, New Jersey on a month-to-month basis. Under the terms of this agreement, the annual rent aggregates $2,600 which includes certain administrative and support services.

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

ITEM 4 – MINE SAFETY DISCLOSURES

There is no information required to be disclosed under this Item.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed for trading on the OTC Bulletin Board since October 2010.  Our current trading symbol is “HLBC.” Our Board of Directors and a majority of our shareholders have approved a name change to InterCore Energy, Inc. We have applied with FINRA to effect this name change and believe it will become effective on or about May 15, 2012. Since our stock has been listed there have been a limited number of trades of our common stock.

The following table sets forth the high and low bid information for each quarter within the fiscal year ended December 31, 2011, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December		Bid Prices
31,	Period	High	Low

2010	First Quarter	$0	$0
	Second Quarter	$0	$0
	Third Quarter	$0	$0
	Fourth Quarter	$0	$0

2011	First Quarter	$3.05	$3.05
	Second Quarter	$3.07	$2.80
	Third Quarter	$3.00	$2.25
	Fourth Quarter	$3.30	$2.70

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

As of December 31, 2011, there were 16,496,020 shares of our common stock outstanding held by 265 holders of record and numerous shares held in brokerage accounts. Of these shares, 4,860,546 are held by non-affiliates and 1,442,118 were free-trading. On the cover page of this filing we value the 4,860,546 shares held by non-affiliates at $4,957,757. These shares were valued at $1.02 per share, based on recent trades of our common stock as listed on the OTC Bulletin Board.

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

These warrants and the underlying shares are restricted in accordance with Rule 144, with an exercise price of One Dollar Fifty Cents ($1.50) per share. The warrants are fully vested as of December 31, 2011 and expire on December 29, 2014. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the recipients were either accredited or sophisticated and familiar with our operations.

In connection with the asset purchase agreement with RWIP, LLC, we issued warrants to RWIP to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $2.00 per share. These warrants were transferred to other non-affiliated parties and may be exercised at any time within four (4) years from the issuance date. These warrants contain a cashless exercise provision.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2011.

Recent Issuance of Unregistered Securities

On October 5, 2011, pursuant to a notice of warrant exercise, we issued 15,000 shares of our common stock to one of the holders of our common stock warrants in exchange for $15,000. These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145. The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On October 10, 2011, pursuant to a notice of warrant exercise, we issued 20,280 shares of our common stock to one of the holders of our common stock warrants in exchange for $20,280. These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145. The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On December 15, 2011, pursuant to a notice of warrant exercise, we issued 8,700 shares of our common stock to one of the holders of our common stock warrants in exchange for $8,700. These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145. The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On December 30, 2011, pursuant to a notice of warrant exercise, we issued 50,000 shares of our common stock to one of the holders of our common stock warrants in exchange for $50,000. These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145. The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On various dates during the year ended December 31, 2011, pursuant to a Consulting Agreements dated November 4, 2010 and August 5, 2011, we issued 166,066 shares of our common stock, restricted in accordance with Rule 144, to one non-affiliated investor, which were valued at $398,542. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of Heartland Bridge Capital, Inc. for the year ended December 31, 2011 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Results of Operations for the Year Ended December 31, 2011

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

As indicated elsewhere in this document, effective March 31, 2012, we decided to further intensify our focus in the energy sector and the related opportunities within and, to that end, we elected to change the name of the Company to InterCore Energy, Inc. We have assembled an excellent portfolio of investments in the life sciences arena since our inception and look forward to maximizing their value to our shareholders. For the longer term, though, we believe that a more intense focus under our new name on the many exciting opportunities in the energy sector will provide returns at least as attractive but with better marketplace understanding and response.

Acquisitions

In December 2010 we acquired the rights to receive distributions from the sales of the Myself pelvic muscle trainer and a patent application with related rights for a novel medical applicator. We believe the consummation of these two transactions represented a significant milestone for us and the foundation of a valuable portfolio of investments and acquisitions.

On March 21, 2011, we acquired iSafe Imaging, LP, iSafe Imaging Canada Ltd., and eMediSafe, LP (collectively referred to as “iSafe”). The iSafe Entities provide digital file conversion services that convert legacy information of various formats into valuable, usable information. Services include document imaging, tape copying and transcription, data replication, and disaster recovery. On November 22, 2011, we sold the iSafe to a company controlled by our majority shareholder and realized a gain of approximately $163,000. Operating results for iSafe for the period of ownership during 2011 are presented in the Statement of Operations as discontinued operations.

We determined that the sale of iSafe was in the best interests of our shareholders as events occurring subsequent to our purchase of iSafe, including but not limited to the resignation of iSafe’s Chief Executive Officer, would likely have resulted in an operating situation requiring significantly more attention by us than the investment warranted. It is our opinion that our shareholders would be better served by having our time, attention, and resources focused on maximizing numerous other opportunities at hand.

Results of Operations

For the year ended December 31, 2011 compared to the period April 29, 2010 (date of inception) to December 31, 2010

Revenues

We changed our business focus during 2010 as described above and have yet to realize any revenues from continuing operations. However, as further discussed in the Liquidity section, we raised monies during 2010 and 2011 to support our business focus and consummated the acquisition of the rights to receive distributions from the sales of a pelvic muscle trainer and the rights to a medical device in December 2010. The former does not require any action on our part. We immediately commenced research and development activities in connection with the latter.

Research and Development Expense

Research and development expense for the year ended December 31, 2011 was $182,000 compared to $135,000 for the period ended December 31, 2010. This increase of $47,000, or 35%, was primarily attributable to research and development activity associated with the novel medical applicator.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2011 was $1,657,000 compared to $165,000 for the period ended December 31, 2010. This increase of $1,492,000 consisted primarily of increases of $577,000 in professional fees and $787,000 in stock based compensation expenses associated with activities necessary to establish our operations and implement our business plan. Professional fees consist of management, legal, financial advisory, audit, and other professional fees while stock-based compensation is a non-cash charge related to equity incentives for management and financial advisors.

Write Off of Intangible Asset

The write off of intangible asset for the year ended December 31, 2011 consisted of the establishment elimination of 100% of the carrying value of the Myself pelvic muscle trainer intangible asset as we believe that the value of this asset has been completely impaired.

Loss from Discontinued Operations

The loss from discontinued operations for the year ended December 31, 2011 consisted exclusively of the operating results of iSafe which was acquired on March 22, 2011 and subsequently sold on November 22, 2011. We realized a gain of approximately $163,000 in connection with this transaction. As this transaction was with a related party, the gain was recorded as a direct addition to the Company's equity.

We determined that this transaction was in the best interests of our shareholders as events occurring subsequent to our purchase of the iSafe, including but not limited to the resignation of iSafe’s Chief Executive Officer, would likely have resulted in an operating situation requiring significantly more attention by us than the investment warranted. It is our opinion that our shareholders would be better served by having our time, attention, and resources focused on maximizing numerous other opportunities at hand.

Interest Expense

Interest expense for the year ended December 31, 2011 was $199,000 compared to $12,000 for the period ended December 31, 2010. This increase of $187,000 was attributable to the various notes payable which were outstanding throughout 2011. In comparison, all notes issued during 2010 were outstanding for less than one month during that period.

Provision for Income Taxes

We were in a net operating loss position for the period April 29, 2010 (Inception) through December 31, 2011. Deferred tax assets resulting from such losses are fully reserved since, at the present time, it is more likely than not that such assets will not be realized.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and have an accumulated deficit of $5,708,000 as of December 31, 2011. Cash outflows for continuing operating activities during 2011 totaled $562,000 and we had a working capital deficiency of $2,624,000 as of December 31, 2011. We have historically financed our activities through the private placement of equity securities. To date, we have dedicated most of our financial resources to general and administrative expenses in the pursuit of our business plan. We had cash of $52,000 as of December 31, 2011. That amount cannot support our anticipated activities during 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

We plan to fund activities related to our business plan during 2012 and beyond primarily through the sale of equity securities. We cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize ourselves and cease operations.

Cash Flows

The following table sets forth our cash flows for the year ended December 31, 2011:

Provided by (used in):	Continuing	Discontinued	Total
	Operations	Operations

Operating activities	$(562,000)	$(223,000)	$(785,000)
Investing activities	(350,000)	473,000	123,000
Financing activities	694,000	-	694,000
Net	$(218,000)	$250,000	$32,000

Cash outflows for operating activities during 2011 consisted primarily of general and administrative expenses in the pursuit of our business plan, investments, and monies received through the private placement of equity securities. Cash flows for discontinued operations related exclusively to the acquisition, operation, and sale of iSafe.

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

ITEM 9A - CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the inability of the Company to file its 10-K for the year ended December 31, 2011 in a timely manner. This deficiency is attributable to delays in preparing financial information for iSafe, a subsidiary which was sold in November 2011, and cash flow issues which prevented the Company in obtaining the services of external professionals necessary to the filing of the 10-K.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management did not identify any material weaknesses.

(c)	Remediation of Material Weaknesses

The material weakness described in Item 9A(A) above regarding iSafe has already been remediated, in effect, by the sale of that subsidiary in November 2011. The weakness attributable to cash flow and the resulting inability to obtain the services of external professionals is expected to be remediated through fundraising efforts during 2012.

(d)	Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the year ended December 31, 2011.

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

Name	Age	Position(s)

James F. Groelinger	67	Chief Executive Officer and Director

Frederick Larcombe	55	Chief Financial Officer and Secretary

Wayne LeBlanc	63	Executive Vice President and Director

Harry Pond	61	Director

James F. Groelinger was appointed as our Chief Executive Officer on November 3, 2010. Since 2007, Mr. Groelinger has been the Managing Director at Bellegrove Associates where he provides strategic guidance to emerging clean energy entrepreneurs and companies. This guidance includes, but is not limited to, evaluating potential energy-related investments, assisting inventors with energy-related patents and products, as well as developing strategies for creating joint ventures between U.S. and foreign entities or governments. Since 2009, Mr. Groelinger has also been the Executive Director of Clean Energy Alliance, Inc., which is a national association of clean energy incubators for the purpose of fund raising, policy development, and strategy. From 2001 to 2006, Mr. Groelinger was the Chief Executive Officer and a Director, and was President from 2007 to 2008, of EPV Solar, Inc., which was a photovoltaic technology company that developed a technology for the production of thin-film photovoltaic products. As CEO of EPV Solar, Mr. Groelinger led the company and oversaw sales as they increased from nil to more than $20 million annually, developed products sales in the U.S., Germany, and Spain, oversaw joint ventures with foreign manufacturers, and managed a complex $60 million debt-for-equity recapitalization, setting the stage for a $70 million third-party financing and initial public offering. Mr. Groelinger received his BChE from the City College of New York, New York, and his MBA in Finance from Temple University.

Frederick Larcombe was appointed as our Chief Financial Officer and Secretary on November 3, 2010. From early 2008 to the present, Mr. Larcombe, as a principal with Crimson Partners, a group of seasoned financial professionals, serves a number of clients primarily in the life sciences. In this connection and since September 2009, Mr. Larcombe has served as the Chief Financial Officer for iBio, Inc. (IBPM.OB), a biotechnology company focused on commercializing its proprietary technology for the production of biologics including vaccines and therapeutic proteins. From 2005 to 2007, he was simultaneously the Chief Financial Officer of Xenomics Inc., and FermaVir Pharmaceuticals, Inc. From 2004 to 2005, he was a consultant with Kroll Zolfo Cooper, a professional services firm providing interim management and turn-around services, and from 2000 to 2004, he was Chief Financial Officer of MicroDose Therapeutics. Prior to 2000, Mr. Larcombe held various positions with ProTeam.com, Cambrex, and PriceWaterhouseCoopers. Mr. Larcombe's received his BS in Accounting from Seton Hall University, was designated a Certified Public Accountant in New Jersey, and is an alumnus of the Management Development Program at Harvard Business School.

Wayne LeBlanc is our Executive Vice President, effective November 3, 2010. Mr. LeBlanc is a senior business development executive. Since 1999, Mr. LeBlanc has been a managing partner in Solutions for Energy Management where he has been involved in brokering electricity to large customers and serving as a consultant for demand side management. Mr. LeBlanc is also currently a managing partner in eMEDiSAFE, a company formed to address the recent requirements to convert to electronic medical records to reduce health care costs. From 2007-2008, Mr. LeBlanc was Vice President of Business Development for EPV Solar. In this position he was part of an executive team assembled to secure capital for manufacturing expansion, both in the U.S. and internationally, and recruitment of senior staff. From 2000-2004, Mr. LeBlanc was a founder of Utility Choice Electric, the first independent retail electric provider in Texas.  .

Harry Pond, the Manager of the Rockland Group, LLC, the holder of 59% of our outstanding common stock, was appointed to serve on our Board of Directors on November 3, 2010. From 2005 to present, Mr. Pond has served as Managing Director of Rockland Group, LLC, which is a real estate development company active in the Houston, Texas real estate market. From 2008 to present, Mr. Pond has served as a senior business executive for Rockland Insurance Agency, Inc. In this position he is actively involved with the management of loss prevention, marketing, and recruiting to ensure the company’s profitability and productivity. From 1979 to present, Mr. Pond has owned and operated The Harry Pond Insurance Agency, a company that he is currently in the process of merging with Rockland Insurance Agency, Inc. Mr. Pond received his BS in mathematics and education from Texas State University.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Harry Pond	0	0	0
James F. Groelinger	0	0	0
Frederick Larcombe	0	0	0
Wayne LeBlanc	0	0	0
New Horizon, Inc.	0	0	0

Board Meetings and Committees

During 2010 and 2011, the Board of Directors met as circumstances required and took written action on numerous other occasions. All the members of the Board attended the meetings and all written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics, because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Audit Committee

We do not currently have an audit committee.

Compensation Committee

We do not currently have a compensation committee.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the year ended December 31, 2011 and for the period from our inception (April 29, 2010) to December 31, 2010 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

James F. Groelinger	2011	48,000	-	-	-	-	-	-	48,000
CEO	2010	8,000	-	-	-	-	-	750	8,750

Frederick Larcombe	2011	48,000	-	-	-	-	-	-	48,00
Secretary and CFO	2010	8,000	-	-	-	-	-	350	8,350

Wayne LeBlanc	2011	-	-	-	-	-	-	-	-
Executive Vice President	2010	-	-	-	-	-	-	350	350

Kenneth S. Barton (1)		-	-	-	-	-	-	-	-
Former CEO, CFO and Secretary	2010	-	-	-	-	-	-	-	-

(1)	Mr. Barton resigned from all positions, effective November 3, 2010.

Employment Contracts

We currently do not have written employment agreements with our executive officers.

Director Compensation

The following table sets forth director compensation as for the year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Harry Pond	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James F. Groelinger	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wayne LeBlanc	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

James F. Groelinger*	100,000	-0-	-0-	$1.50	12/15/14	-0-	-0-	-0-	-0-

Frederick Larcombe*	50,000	-0-	-0-	$1.50	12/15/14	-0-	-0-	-0-	-0-

Wayne LeBlanc*	50,000	-0-	-0-	$1.50	12/15/14	-0-	-0-	-0-	-0-

* – Awards are in the form of warrants.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on March 30, 2012, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)
Common Stock	Harry Pond (3)	Director	11,570,000	(4)	68.6%
Common Stock	James F. Groelinger (3)	Chief Executive Officer	100,000	(5)	0.6%
Common Stock	Frederick Larcombe (3)	CFO and Secretary	50,000	(6)	0.3%
Common Stock	Wayne LeBlanc (3)	Executive Vice President	350,000	(7)	2.1%
Common Stock	New Horizon, Inc.	5% Shareholder	2,944,810	(8)	17.5%
Common Stock	All Directors and Officers		11,770,000	(4)	69.8% (4)
	As a Group (4 persons)

(1)	Based on 16,872,132 shares outstanding as of March 30, 2012. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.
(2)	Unless indicated otherwise, the address of the shareholder is c/o Heartland Bridge Capital, Inc., 1 International Boulevard, Suite 400, Mahwah, New Jersey 07495.
(3)	Indicates an officer and/or director of the Company
(4)	Includes shares held in the name of Rockland Group, LLC, an entity controlled by Mr. Pond. Includes Two Million (2,000,000) shares of Series A Convertible Preferred Stock owned by Rockland Group, LLC, which are convertible at any time into Two Million (2,000,000) shares of our common stock.
(5)	Includes warrants to purchase One Hundred Thousand (100,000) shares of our common stock at an exercise of $1.50 per share.
(6)	Includes warrants to purchase Fifty Thousand (50,000) shares of our common stock at an exercise of $1.50 per share.
(7)	Includes warrants to purchase Fifty Thousand (50,000) shares of our common stock at an exercise of $1.50 per share and 300,000 shares of common stock owned by Solution for Energy Management, LP, which is controlled by Mr. LeBlanc’s wife.
(8)	Includes 1,222,527 shares of common stock issuable upon the conversion of the principle and interest related to a $1,666,667 convertible promissory note due to New Horizon, Inc., convertible at any time by the holder at a value of $1.50 per share.

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

On November 22, 2011, we sold the iSafe Entities to a company controlled by our majority shareholder for a cash payment of $250,000 plus 130,000 shares of our common stock (restricted under Rule 144) and warrants for the purchase of 50,000 shares of our common stock with an exercise price of $3.05 and realized a gain of approximately $163,000.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit

During the year ended December 31, 2011, Marcum LLP earned fees for professional services totaling $173,000 relating to the audit of our financial statements for December 31, 2010, review of the financial statements included in our form 10-Qs, and the audit of the historical financial statements of iSafe. During the period April 29, 2010 (date of inception) to December 31, 2010. Chang G. Park, CPA earned fees for professional services totaling $2,500 related to the audit of our financial statements in our Form 10-12g.

Tax Fees

During the year ended December 31, 2011, Marcum LLP did not earn any fees for professional services for tax preparation. During the year ended December 31, 2010, Chang G. Park, CPA did not earn any fees for provide professional services for tax preparation.

All Other Fees

During the year ended December 31, 2010, Marcum LLP did not provide any other services or invoice any additional fees. During the year ended December 31, 2010, Chang G. Park, CPA did not provide any other services or invoice any additional fees.

Of the fees described above for the year ended December 31, 2011 and 2010, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

(b)	Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amended Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of Heartland Bridge Capital, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4 (1)	Bylaws of I-Web Media, Inc.

3.5 (5)	Restated Bylaws of Heartland Bridge Capital, Inc.

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

10.25 (9)	Series A Preferred Stock Purchase Agreement by and between Heartland Bridge Capital, Inc. and HepatoChem, Inc. dated September 15, 2011

10.26 (9)	Purchase Agreement by and between Heartland Bridge Capital, Inc. and Digisort, LLC dated November 18, 2011

10.27 (10)	Letter of Intent with Legends & Heroes, Inc. dated December 1, 2011

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)	Incorporated by reference from our Registration Statement on Form 10-12G/A filed with the Commission on August 12, 2010.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 15, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 23, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 30, 2010.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 14, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 24, 2011.
(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2011..
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2011.

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 8, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heartland Bridge Capital, Inc.

Dated: May 11, 2012		/s/ James F. Groelinger
	By:	James F. Groelinger
Chief Executive Officer
and a Director

Dated: May 11, 2012		/s/ Frederick Larcombe
	By:	Frederick Larcombe
Chief Financial Officer and Secretary

Dated: May 11, 2012		/s/ Wayne LeBlanc
	By:	Wayne LeBlanc
Executive Vice President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 11, 2012		/S/ Harry Pond
	By:	Harry Pond
Director

Dated: May 11, 2012		/s/ James F. Groelinger
	By:	James F. Groelinger
Chief Executive Officer
and a Director

/s/ Frederick Larcombe
Dated: May 11, 2012	By:	Frederick Larcombe
Chief Financial Officer and Secretary

Dated: May 11, 2012		/s/ Wayne LeBlanc
	By:	Wayne LeBlanc
Executive Vice President and a Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders' Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7

Supplementary Data

Not applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Heartland Bridge Capital, Inc.

(Formerly I-Web Media, Inc.)

We have audited the accompanying balance sheets of Heartland Bridge Capital, Inc., Inc. (formerly I-Web Media, Inc.) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 30, 2011 and the period April 29, 2010 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartland Bridge Capital, Inc. (formerly I-Web Media, Inc.) as of December 31, 2011 and 2010, and its results of operations and cash flows for the year ended December 31, 2011 and for the period April 29, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period April 29, 2010 (date of inception) to December 31, 2010 and for the year ended December 31, 2011 and has an accumulated deficit and negative working capital as of December 31, 2011 and 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY

May 11, 2011

Heartland Bridge Capital, Inc. and Subsidiaries

(Formerly I-Web Media, Inc.)

Balance Sheets

	As of December 31,
	2011	2010

Assets

Current assets:

Cash	$52,422	$19,997
Prepaid expenses and other current assets	33,104	16,936

Total current assets	85,526	36,933

Intangible assets, net	-	2,950,000

Investments, at cost	350,000	-

Total assets	$435,526	$2,986,933

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable	$373,359	$26,063
Accrued compensation	138,000	10,000
Accrued expenses	137,100	12,312
Notes payable	1,676,686	1,468,465
Notes payable due to related party	384,401	35,000
Stock subscription payable	-	750,000
Stock subscription payable due to related party	-	100,000

Total current liabilities	2,709,546	2,401,840

Long-term liabilities

Notes payable	-	666,667

Total liabilities	2,709,546	3,068,507

Commitments and contingencies	-	-

Stockholders' equity (deficiency):

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares of Series A with a liquidation preference of $100,000 and 3,000,000 shares of Series B with a liquidation preference of $750,000 issued and outstanding as of December 31, 2011; No preferred shares issued and outstanding as of December 31, 2010	500	-

Common stock, $0.0001 par value, 250,000,000 shares authorized, 16,496,020 and 15,125,000 and issued and outstanding as of December 31, 2011 and 2010, respectively	1,666	1,512

Additional paid-in capital	3,432,444	228,608

Accumulated deficit	(5,708,630)	(311,694)

Total stockholders' deficiency	(2,274,020)	(81,574)

Total liabilities and stockholders' deficiency	$435,526	$2,986,933

The accompanying notes are an integral part of these financial statements.

Heartland Bridge Capital, Inc. and Subsidiaries

(Formerly I-Web Media, Inc.)

Consolidated Statement of Operations

	Twelve months	April 29, 2010
	ended	(Inception) to
	December 31, 2011	December 31, 2010

Revenues	$-	$-

Cost of revenues	-	-

Gross profit (loss)	-	-

Operating expenses:

Research and development	182,100	134,660
General and administrative	1,657,445	164,778
Write off of intangible asset	2,950,000	-

Total operating expenses	4,789,545	299,438

Operating loss	(4,789,545)	(299,438)

Other income (expense):

Interest income	-	56
Interest expense	(198,697)	(12,312)

Other income (expense)	(198,697)	(12,256)

Loss before income taxes	(4,988,242)	(311,694)

Income tax expense	-	-

Net loss from continuing operations	(4,988,242)	(311,694)

Loss from discontinued operations	(408,694)	-

Net loss	$(5,396,936)	$(311,694)

Net loss per common share - Basic and diluted
Continuing operations	$(0.31)	$(0.03)
Discountinued operations	(0.02)	-
	$(0.33)	$(0.03)

Weighted average common shares outstanding -
Basic and diluted	16,159,617	11,466,463

The accompanying notes are an integral part of these

consolidated financial statements.

Heartland Bridge Capital, Inc.

(Formerly I-Web Media, Inc.)

Consolidated Statement of Stockholders' Deficiency

For the Period from April 29, 2010 (Inception) to December 31, 2010 and

For the Year Ended December 31, 2011

									Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Deficiency)

Balance, April 29, 2010 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.0003 per share (Notes 1 and 6(a))	-	-	-	-	10,000,000	1,000	29,000	-	30,000

Issuance of common stock and warrants in accordance with court order (Notes 1 and 6(b))	-	-	-	-	1,085,000	108	(108)	-	-

Issuance of common stock for services (Note 6(c))	-	-	-	-	40,000	4	116	-	120

Issuance of common stock valued at $0.05 in connection with the acquisition of the Myself royalty stream (Notes 8(e) and 11(a))	-	-	-	-	4,000,000	400	199,600	-	200,000

Net loss	-	-	-	-	-	-	-	(311,694)	(311,694)

Balance, December 31, 2010	-	-	-	-	15,125,000	1,512	228,608	(311,694)	(81,574)

Issuance of Series A Convertible Preferred Stock (Note 7(a))	2,000,000	200			-	-	99,800	-	100,000

Issuance of Series B Convertible Preferred Stock (Note 7(b))			3,000,000	300	-	-	749,700	-	750,000

Issuance of common stock for cash in connection with exercise of warrants (Note 8(g))	-	-	-	-	247,630	25	247,606	-	247,631

Issuance of common stock for cash (Note 8(h))	-	-	-	-	65,430	6	115,697	-	115,703

Shares issued for services (Note 8(i))	-	-	-	-	166,066	34	398,508	-	398,542

Issuance of common stock in connection with the payment of interest and principal (Notes 6(a)(i), 6(a)(ii), and 8(j))	-	-	-	-	521,894	52	521,842	-	521,894

Issuance of common stock in connection with the acquisition of the iSafe companies (Notes 8(k) and 11(c))	-	-	-	-	500,000	50	874,950	-	875,000

Issuance of warrants in connection with the acquisition of the iSafe companies (Notes 9(e) and 11(c))	-	-	-	-	-	-	95,400	-	95,400

Sale of iSafe (Notes 8(l), 9(f), and 11(c))	-	-	-	-	(130,000)	(13)	(474,487)	-	(474,500)

Gain On Sale of iSafe (Note 11(c))	-	-	-	-	-	-	162,794	-	162,794

Amortization of share-based compensation (Note 9(c))	-	-	-	-	-	-	387,976	-	387,976

Warrants issued for services (Note 9(e))	-	-	-	-	-	-	24,050	-	24,050

Net loss	-	-	-	-	-	-	-	(5,396,936)	(5,396,936)

Balance, December 31, 2011	2,000,000	$200	3,000,000	$300	16,496,020	$1,666	$3,432,444	$(5,708,630)	$(2,274,020)

The accompanying notes are an integral part of these consolidated financial statements.

Heartland Bridge Capital, Inc. and Subsidiaries

(Formerly I-Web Media, Inc.)

Consolidated Statement of Cash Flows

	Twelve months	April 29, 2010
	ended	(Inception) to
	December 31, 2011	December 31, 2010

Cash flows used in operating activities:

Net loss	$(5,396,936)	$(311,694)

Loss from discountinued operations	408,694	-

Loss from continuing operations	(4,988,242)	(311,694)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Charge for acquired in-process research and development	-	125,000
Depreciation and amortization	2,950,000	-
Write off of intangible asset	-	-
Stock-based compensation expense:
Common shares issued for services	398,542	120
Options issued for services	-	-
Warrants issued for services	412,026	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in prepaid expenses and other current assets	(16,168)	(16,936)
Increase (decrease) in accounts payable	347,297	26,063
Increase (decrease) in accrued compensation	128,000	10,000
Increase (decrease) in accrued expenses	206,453	12,312

Net cash provided by (used in) continuing operations	(562,092)	(155,135)

Net cash provided by (used in) discontinued operations	(222,776)	-

Net cash provided by (used in) operations	(784,868)	(155,135)

Cash flows provided by (used in) investing activities:

Cash acquired in iSafe acquisition	229,819	-
Investment in HepatoChem	(100,000)	-
Investment in Legends & Heroes	(250,000)	-

Net cash provided by (used in) investing activities - Continuing operations	(120,181)	-

Net cash provided by the sale of discountinued operations	242,956	-

Net cash provided by (used in) investing activities	122,775	-

Cash flows provided by (used in) financing activities:

Proceeds from sale of common stock	115,703	30,000
Proceeds from the exercise of warrants	247,631	-
Proceeds from stock subscription	-	100,000
Proceeds from issuance of notes payable	10,019	10,132
Proceeds from issuance of notes payable to related party	331,297	35,000
Repayment of notes payable	(10,132)	-

Net cash flows provided by financing activities	694,518	175,132

Net increase (decrease) in cash	32,425	19,997

Effect of foreign exchange rate changes on cash	-	-

Cash - Beginning of period	19,997	-

Cash - End of period	$52,422	$19,997

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,686	$-
Income taxes	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of Series A Convertible Preferred Stock in satisfaction of subscription liability	$100,000	$-
Issuance of Series B Convertible Preferred Stock in satisfaction of subscription liability	$750,000	$-
Issuance of common stock in payment of principal and interest	$521,894	$-

Acquisition of iSafe companies:
Acquisition of assets other than cash	$1,089,373	$-
Assumption of liabilities	$348,792	$-
Issuance of common stock	$875,000	$-
Issuance of warrants	$95,400	$-

Sale of iSafe companies:
Assets other than cash acquired by purchaser	$847,380	$-
Liabilities assumed by purchaser	$292,661	$-
Common stock surrendered by purchaser	$391,300	$-
Warrants surrendered by purchaser	$83,200	$-

Acquisition of Myself profit-sharing payment stream:
Issuance of note payable	$-	$2,000,000
Issuance of common stock	-	200,000
Obligation to issue preferred stock	-	750,000
	$-	$2,950,000

Acquisition of intangible assets regarding novel medical applicator - Issuance of note payable	$-	$125,000

The accompanying notes are an integral part of these consolidated financial statements.

Heartland Bridge Capital, Inc and Subsidiaries

Notes to the Financial Statements

December 31, 2011

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

On March 22, 2011 and as more fully described in Note 11(c), the Company acquired the operations of iSafe which provides digital file conversion services that convert legacy information of various formats into valuable useful information. Services include document imaging, tape copying and transcription, data replication and disaster recovery. Additional services provided include physical storage and management of hard copy records and paper materials, document retention planning, and document disposal. These services enable iSafe to create unique and comprehensive data and information management solutions that deliver maximum value to their business and user communities. Major customers include companies in the oil and gas, telecommunications, engineering, and medical sectors. On November 18, 2011, and as more fully described in Note 11(c), the Company accepted an offer and entered into a definitive sales agreement for the sale of iSafe with a company controlled by the Company's majority shareholder.

On March 31, 2012 and as more fully described in Note 15(b), the Company decided to further intensify its focus in the energy sector and the related opportunities within and, to that end, elected to change the name of the Company to InterCore Energy, Inc.

2)	Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $5,708,630 as of December 31, 2011. Cash used in continuing operating activities during the year ended December 31, 2011 totaled $562,092 and it has a working capital deficiency of $2,624,020 as of December 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically financed its activities through the private placement of equity securities. To date, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the new business plan described in the preceding paragraphs.

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

Effective March 22, 2011 with the acquisition of the iSafe companies as described in Note 11(c), the Company is no longer a development stage enterprise.

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

Research and Development - The Company expenses research and development costs as incurred. For the year ended December 31, 2011 and the period April 29, 2010 (Inception) to December 31, 2010, the Company incurred research and development expense of $182,100 and $134,660, respectively.

Stock-Based Compensation - The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award. Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

Income Taxes - The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Income tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

Earnings (Loss) Per Share - The Company calculates basic and diluted net loss per common share by dividing net loss by the weighted-average number of common shares outstanding for the period. Basic and diluted net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of warrants,the conversion of convertible promissory notes, and the conversion of preferred stock in the calculation of diluted net loss per common share would have been anti-dilutive.

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the year ended December 31, 2011 and the period April 29, 2010 (Inception) to December 31, 2010:

Warrants	5,327,370	5,600,000
Series A Convertible Preferred Stock	2,000,000	2,000,000
Series B Convertible Preferred Stock	15,000,000	15,000,000
Convertible note	2,178,168	2,172,312
Total	24,505,538	24,772,312

Accounts Receivable and Allowance for Doubtful Accounts - The Company's trade accounts receivable are recorded at amounts billed to customers and presented on the combined balance sheet net of the allowance for doubtful accounts. The allowance is determined by a variety of factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. The policy for determining the past due status of receivables is based on the customer's payment history. Receivables are charged off when they are deemed uncollectible, which may arise when customers file for bankruptcy or are otherwise deemed unable to repay the amounts owed to the Company. In general, the Company does not require collateral and generally grants 30-day invoice terms to its customers. There was no allowance for doubtful accounts as of December 31, 2011 and 2010.

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

Intangible Assets - The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method over periods ranging from five years to ten years based upon their estimated useful lives. The Company reviews them for impairment whenever events or changes in business circumstances indicate that the carrying amount of such assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flow expected to be derived from the use of those assets is less than their carrying values. During the year ended December 31, 2011 and as more fully described in Note 4, the Company recorded an impairment loss of $2,950,000. No impairment losses recorded during the period from April 29, 2010 (Inception) to December 31, 2010.

Investments - The Company accounts for investments in other entities under the cost method of accounting when the Company does not hold a significant interest in nor has any management control over those entities.

Fair Value - The Company determines the estimated fair value of amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that we could realize in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of December 31, 2011 and 2010 and, as of those dates, the carrying value of all amounts approximates fair value.

We have categorized our assets and liabilities at fair value based upon the following fair value hierarchy:

a)	Level 1 inputs which utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

b)	Level 2 inputs which utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and other information that are observable at commonly quoted intervals.

c)	Level 3 inputs which are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, we categorize such asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

The following are the major categories of assets measured at fair value on a nonrecurring basis during the years ended December 31, 2011 and 2010, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Level 1:	Level 2:	Level 3:	Total	Total
	Quoted Prices	Significant	Significant	Assets	Impairment
	in Active	Other	Unobservable	As Of	For The
	Markets For	Observable	Inputs	Year End	Period Ended
	Identical	Inputs
	Assets

December 31, 2011:

Intangible assets	$-	$-	$-	$-	$2,950,000
Investments	$-	$-	$350,000	$350,000	$-

December 31, 2010:

Intangible assets	$-	$-	$2,950,000	$2,950,000	$-
Investments	$-	$-	$-	$-	$-

During the year ended December 31, 2011 and the period from April 29, 2010 (Inception) to December 31, 2010, the Company recorded asset impairment charges of $2,950,000 and zero, respectively.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determined that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on its assessments, and as more fully described in Note 4, the Company recorded a charge of $2,950,000 for the impairment of value in and write-off of an intangible asset. The Company did not incur any impairment charges during the year ended December 31, 2011 and the period April 29, 2010 (Inception) to December 31, 2010.

Contingent Liabilities - The Company records liabilities when it is probable a liability has been incurred and the amount can be reasonably estimated or determined. As of December 31, 2011 and 2010, there were no accruals for contingent liabilities.

Financial Instruments - The Company records financial instruments consisting of cash, accounts receivable, and accounts payable at historical cost and notes payable at face value less principal repayments and considers such amounts to approximate fair value due to their short term nature of those instruments.

Foreign Currency Translation - The functional currency of the Company's iSafe Canadian operations is the Canadian dollar. Assets and liabilities related to that operation are translated at end-of-period exchange rates while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders’ equity/deficiency in Accumulated Other Comprehensive Gain. During the year ended December 31, 2011 while the Company owned iSafe, foreign currency translation gains were $57. There were no foreign currency translation gains or losses during the period from April 29, 2010 (Inception) to December 31, 2010.

Comprehensive Income (Loss) - The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments affecting shareholder’s deficiency.

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

4)	Intangible Assets

Intangible assets as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Rights to distributions related to the sales of the Myself pelvic muscle trainer to be received during the years 2012 through 2016.	$2,950,000	$2,950,000

Valuation reserve	(2,950,000)	-

Total	$-	$2,950,000

During the year ended December 31, 2011, the Company established of a 100% reserve of the carrying value of the Myself pelvic muscle trainer intangible asset as the company developing and marketing this product has not provided sufficient information to enable the Company to continue to carry this asset at its previous value.

5)	Investments

Intangible assets as of December 31, 2011 and 2010 consisted of the following:

	2011	2010

HepatoChem, Inc.	$100,000	-

Legends and Heroes, Inc	250,000	-

Total	$350,000	-

HepatoChem, Inc. is a privately held company that offers pharmaceutical and biotech companies a reliable and efficient means of accessing small molecule metabolites in quantities needed in the drug development process. The investment consists of 19,000 shares of Series A Convertible Preferred Stock. Such securities are redeemable beginning in December 2015 at the original issue price per share plus 10% plus any accrued but unpaid dividends. Additionally, such securities have liquidation preference over the company’s common stock, are convertible into the company’s common stock, have voting rights, and have certain protective voting provisions to help maintain their preferential position. During the quarter ended December 31, 2012, the Company made an additional investment of $110,000 under the same terms and conditions.

Legends & Heroes, Inc. is a privately held company that developed and markets garments that constantly delivers cosmetic and other ingredients to the wearer's skin. The investment consists of 63,634 shares of Common Stock representing 2.5% of the total shares outstanding as of December 31, 2011. During the quarter ended December 31, 2012, the Company made an additional investment of $75,000 under the same terms and conditions.

6)	Notes Payable

a)	Notes payable as of December 31, 2011 and 2010 consisted of the following:

	2011	2010

Convertible note payable issued in connection with the acquisition of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer	$1,666,667	$2,000,000

Convertible note payable issued in connection with the acquisition of rights and intangible assets related to a novel medical applicator	-	125,000

Other	10,019	10,132

Total	$1,676,686	$2,135,132

The amounts related to the notes payable described above were classified between current and long term liabilities as of December 31, 2011 and 2010 as follows:

	2011	2010

Current liabilities	$1,676,686	$1,468,465
Long term liability	-	666,667
Total	$1,676,686	$2,135,132

Details regarding the notes described above are as follows:

i)	Convertible note payable in connection with the acquisition of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer

This note accrues interest at the rate of 10% per annum and such interest is payable monthly. The principal amount is due in five equal installments at the end of each quarter through June 30, 2012 and matures on that date. Principal and accrued interest is convertible into common stock at the rate of $1.50 per share at any time at the option of the holder. The Company has the option at any time to pay principal and accrued interest with common stock in lieu of cash at the rate of $1.00 per common share. The Company is not in compliance with the terms of this note as of December 31, 2011 due to non-payment of principle and interest. However, the note holder has not issued the Company a formal notice of default.

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

b)	Notes payable due to a related party totaled $384,401 and $35,000 as of December 31, 2011 and 2010, respectively.

On various dates from December 2010 through December 2011, the Company entered into a series of short term notes with the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors in the aggregate principal amount of $331,297 which accrued interest at the rate of 15% per annum. As of December 31, 2011, principal and the majority of the interest due for these notes was consolidated into one note which accrues interest at the rate of 15% per annum and matures on March 31, 2012.

7)	Issuance of Preferred Stock

a)	Series A Convertible Preferred Stock

i)	On November 4, 2010, the Company entered into a Securities Purchase Agreement with the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors. Under the terms of that agreement, Rockland paid $100,000 for the purchase of 2,000,000 shares of a then yet to be created series of preferred stock designated Series A Convertible Preferred Stock at a purchase price of $0.05 per share. That amount was included in current liabilities as of December 31, 2010 under the caption "Stock subscription payable due to related party".

ii)	On April 13, 2011, the Company issued 2,000,000 shares of Series A Convertible Preferred Stock in accordance with the agreement described above.

Series A Convertible Preferred Stock has the following rights and preferences: (i) dividend rights equal to the dividend rights of the Company's common stock; (ii) a $100,000 liquidation preference over the Company's common stock; (iii) each share of Series A Convertible Preferred Stock is convertible into one share of the Company's common stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series A Convertible Preferred stock has twenty five votes on all matters validly brought to the common stockholders for approval; (vii) mandatory approval by a majority of the Series A Convertible Preferred stockholders for certain change of control transactions by the Company; and (viii) other rights and preferences to be determined by the Company's Board of Directors.

b)	Series B Convertible Preferred Stock

i)	On December 8, 2010, the Company entered into an agreement to acquire the rights to a royalty stream related to the sales of the Myself pelvic muscle trainer. Under the terms of that agreement, the Company committed to issue 3,000,000 shares of a then yet to be created new class of preferred stock designated Series B Convertible Preferred Stock. The Company assigned a value to those shares of $750,000 and included that amount in current liabilities as of December 31, 2010 under the caption "Stock subscription payable".

ii)	On April 13, 2011, the Company issued 3,000,000 shares of Series B Convertible Preferred Stock in accordance with the agreement described above.

Series B Convertible Preferred Stock has the following rights and preferences: (i) dividend rights equal to the dividend rights of the Company's common stock; (ii) a $750,000 liquidation preference over common stock and equal to that of the Company's Series A Convertible Preferred Stock; (iii) each share of Series B Convertible Preferred Stock is convertible into five shares of the Company's common stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series B Convertible Preferred Stock has one vote on all matters validly brought to the common stockholders; and (vii) other rights and preferences to be determined by the Company's Board of Directors.

8)	Issuance of Common Stock

a)	On April 29, 2010, the Company raised $30,000 through the sale of 10,000,000 shares of common stock at $0.003 per share pursuant to a private placement with an officer of the Company.

b)	On April 29, 2010, pursuant to AP's Plan of Reorganization as described in Note #1, the Company issued to the general unsecured creditors of AP 1,085,000 shares of common stock. Additionally as more fully described in Note 7(a), the Company issued to the administrative creditors of AP warrants for the purchase of 5,000,000 shares of common stock at exercise prices ranging from $1.00 to $5.00 per share.

c)	On April 29, 2010, the Company issued an aggregate of 40,000 shares of common stock in exchange for professional services. The fair value of such shares was deemed to be $0.003 per share based upon adjustments to invoices and the private placement of common stock described in the preceding paragraph and $120 was immediately recorded as an expense.

d)	On November 3, 2010, the holder of the majority of the Company's common stock, who also served as an officer and a director of the Company, sold his holding of 10,000,000 shares of the Company's common stock to the Rockland Group, LLC (“Rockland”). Those shares represented approximately 90% of the Company's outstanding common stock on that date. The Company was a party to the transaction solely for the purpose of acknowledging certain representations and warranties about the Company included in the related agreement.

e)	On December 8, 2010 and as more fully described in Note 11(a), the Company acquired the rights to a royalty stream related to the sales of the Myself pelvic muscle trainer for the calendar years 2011 through 2015 (the "Myself Agreement"). In that connection, the Company issued 4,000,000 shares of common stock.

f)	On December 29, 2010, the Company increased its authorized common stock to 250,000,000 shares, par value $0.0001.

g)	On various dates between January 1 and December 31, 2011, the Company issued 247,630 shares of common stock at $1.00 per share to a private investor in connection with the exercise of warrants and received proceeds of $247,630.

h)	On various dates between January 1 and May 27, 2011, the Company issued 85,430 shares of common stock at $1.75 to $1.80 per share to private investors and received proceeds of $115,703.

i)	On various dates between January 1 and December 31, 2011, the Company issued 166,066 shares of common stock under the terms of a service agreement. Such shares were valued at an average of $2.40 per share during the year ended December 31, 2011 based upon the closing price of the Company's shares on the date of issuance. During the year ended December 31, 2011, the Company recorded expense of $398,542.

j)	On February 28, 2011 and March 31, 2011, the Company issued a total of 521,894 shares of common stock at the rate of $1.00 per share in payment of principal and interest due under the notes payable as described in Notes 6(a)(i) and 6(a)(ii).

k)	On March 22, 2011, the Company issued 500,000 shares of common stock in connection with the acquisition of iSafe as described in Note 11(c). Such shares were valued at $1.75, the most recent amount per share for which the Company sold shares of common stock to third-party investors.

l)	On November 22, 2011, the Company accepted 130,000 shares of common stock as part of the consideration in connection with the sale of iSafe as described in Note 11(c). Such shares were valued at $3.05, the closing price of the Company's shares on that date.

9)	Issuance of Warrants

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

Assumptions made in calculating the fair value of these warrants during the year ended December 31, 2011 and the period April 29, 2010 (Inception) to December 31, 2010 were as follows:

	2011	2010

Risk free interest rate	0.4% to 1.8%	1.5% to 2.1%
Dividend yield	Zero	Zero
Volatility	100%	100%
Expected term (in years)	2.3 to 3.0	3.0 to 4.0

a)	On April 29, 2010, pursuant to AP's Plan of Reorganization as described in Note 1 and 6(c), the Company issued to the administrative creditors of AP warrants for the purchase of 5,000,000 shares of common stock at exercise prices ranging from $1.00 to $5.00 per share. The Company did not receive any monies in connection with the issuance of such securities. The warrants were fully vested upon issuance, are exercisable at any time prior to January 4, 2014, contain a limitation providing that the warrants cannot be exercised if such exercise will cause the holder to own more than 4.9% of our then outstanding common stock, and are summarized as follows:

	Number of	Exercise Price
	Common Shares	Per Share

Series A Warrants	1,000,000	$1.00
Series B Warrants	1,000,000	$2.00
Series C Warrants	1,000,000	$3.00
Series D Warrants	1,000,000	$4.00
Series E Warrants	1,000,000	$5.00
Total	5,000,000

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

c)	On December 15, 2010, the Company granted warrants to officers and members of management for the purchase of 350,000 shares of common stock at a price of $1.50 per share. The warrants vested 50% upon the date of issue and the remaining 50% vested on December 15, 2011.

As such officers and members of management are independent contractors, warrants granted to non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

The Company estimated the fair value of the warrants on the grant date to be de minimis and, therefore, did not record any related expense within general and administrative expenses during the period April 29, 2010 (Inception) to December 31, 2010. During the year ended December 31, 2011, the Company recorded expense of $387,976 in this connection.

d)	On December 22, 2010 in connection with a development services agreement as more fully described in Notes 11(b) and 13(b), the Company issued a warrant for the purchase of 25,000 shares of the Company's common stock at an exercise price of $4.00 per share through December 31, 2015. Such warrants vested 50% upon the execution of the agreement and the remaining 50% will vest upon the completion of the project.

Warrants granted to such consultants are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period. The Company estimated the fair value of the warrants on the grant date to be de minimis and, therefore, did not record any related expense within general and administrative expenses during the period April 29, 2010 (Inception) to December 31, 2010. During the year ended December 31, 2011, the Company recorded expense of $24,050 in this connection.

e)	On March 22, 2011, the Company issued warrants for the purchase of 50,000 shares of common stock in connection with the acquisition of the iSafe companies as described in Note 11(c). Such warrants were valued at $95,400 and recorded as an addition to additional paid-in capital.

f)	On November 22, 2011, the Company accepted the warrants described immediately above as part of the consideration in connection with the sale of iSafe as described in Note 9. Such warrants were valued at $83,200 and recorded as a reduction to additional paid-in capital with the sale of iSafe.

A summary of the changes in warrants outstanding during the period from April 29, 2010 (Inception) to December 31, 2010 and the year ended December 31, 2011 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at April 29, 2010 (Inception)	-	-
Granted	5,525,000	$2.88	3.1
Exercised	-	-
Forfeited	-
Outstanding at December 31, 2010	5,525,000	$2.88	3.1	-
Granted	50,000	$3.01	3.0
Exercised	(247,630)	$1.00
Forfeited	-
Cancelled in connection with the sale of iSafe (Note 11(c))	(50,000)	$3.01
Outstanding at December 31, 2011	5,277,370	$2.96	2.9	-

Warrants exercisable at December 31, 2011	5,264,370	$2.97	2.9	-

10)	Income Taxes

As of December 31, 2011, the Company had approximately $1,537,000 of Federal and state net operating loss carryforwards available to offset future taxable income which began expiring in 2030. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control. On November 3, 2010, the holder of the majority of the Company's common stock, who also served as an officer and a director of the Company, sold his holding of 10,000,000 shares of the Company's common stock to the Rockland. Those shares represented approximately 90% of the Company's outstanding common stock on that date. Accordingly, this change in ownership will result in a limitation on the usage of the Company’s losses generated in 2010.

Deferred income taxes reflect the net tax effects of operating loss and or tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the Company’s historical lack of taxable profits, management has not provided for any deferred tax asset. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Generally accepted accounting principles require that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the Company’s performance, the market environment in which the Company operates, the length of carryback and carryforward periods, and expectations of future profits. The Company believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a 100% valuation allowance as of December 31, 2011.

As of December 31, 2011 and 2010 the deferred tax asset consisted of the following:

	2011	2010

Net operating loss	$490,500	$124,600
Valuation allowance	(490,500)	(124,600)
Deferred tax asset, net of valuation allowance	$-	$ - .

For the year ended December 31, 2011 and the period April 29, 2010 (Inception) to December 31, 2010, the deferred tax asset valuation allowance increased by $365,900 and $124,600, respectively.

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

If applicable, interest costs related to unrecognized tax benefits would be required to be calculated and classified within interest expense in the statements of operation. Penalties would be recognized as a component of general and administrative expenses. No interest or penalties were recorded during the period April 29, 2010 (Inception) to December 31, 2010 and the year ended December 31, 2011. As of December 31, 2011 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company is subject to taxes in Federal and various state jurisdictions in the United States and is subject to audit by such tax authorities beginning with the period April 29, 2010 (Inception) to December 31, 2010.

The income tax provision (benefit) for the year ended December 31, 2011 and the period April 29, 2010 (Inception) to December 31, 2010 was a follows:

	2011	2010

Federal:
Current	$-	$-
Deferred	(416,900)	(105,900)
State and Local:
Current	-	-
Deferred	(73,600)	(18,700)
Change in valuation allowance	490,500	124,600
Income tax provision (benefit)	$-	$-

The reconciliation between the statutory federal income tax rate of 34% and the Company’s effective rate for the year ended December 31, 2011 and the period April 29, 2010 (Inception) to December 31, 2010 is as follows:

	2011	2010

United States Federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of Federal benefit	(6.0)%	(6.0)%
Permanent differences	30.2%	-
Change in valuation allowance	9.8%	40.0%
Effective Rate	-%	-%

11)	Acquisitions

a)	Acquisition of Rights to Myself Royalty Stream

On December 8, 2010, the Company acquired from New Horizon, Inc. the rights to a royalty stream related to the sales of the Myself pelvic muscle trainer for the calendar years 2011 through 2015 (the "Myself Agreement"). The Company issued the following in consideration for the acquisition of this asset:

i)	A convertible promissory note in the principal amount of $2,000,000 as more fully described in Note 6(a)(i).

ii)	4,000,000 shares of common stock; and

iii)	3,000,000 shares of a then yet to be created series of preferred stock designated Series B Convertible Preferred Stock as more fully described in Note 7(b).

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

Series B Convertible Preferred Stock was subsequently created and the requisite number of shares were issued during the year ended December 31, 2011.

b)	Acquisition of Patent and Related Rights for Novel Medical Applicator and Entering Into Related Services Agreements

On December 13, 2010, the Company acquired from RWIP, LLC a patent application and related rights for a novel medical applicator (the "RWIP Agreement"). The Company issued the following in consideration for the acquisition of this asset:

i)	A convertible promissory note in the principal amount of $125,000 as more fully described in Note 6(a)(ii).

ii)	A warrant for the purchase of 150,000 shares of the Company's common stock at an exercise price of $2.00 per share through December 13, 2014. Terms of this warrant include the provision for a cashless exercise.

iii)	Royalties equal to 20% of the net income derived by the Company in connection with the assets under the RWIP Agreement.

The Company accounted for this transaction by recording a charge for acquired in-process research and development of $125,000 which corresponds to the face value of the promissory note. The value of warrants issued was determined to be dimimis.

c)	Acquisition of the iSafe Companies

On March 22, 2011, the Company acquired 100% of the ownership interests in iSafe Imaging, LP, eMediSafe, LP, and iSafe Imaging Canada Ltd. (the "iSafe Companies" or "iSafe").

The purchase price of $970,400 consisted of 500,000 shares of common stock with a value of $1.75 per share aggregating $875,000 and warrants for the purchase of 50,000 common shares with a calculated value of $95,400 as described in Notes 8(k) and 9(e), respectively.

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

The purchase price paid by the Company in excess of the net assets of iSafe was allocated to intangible assets as indicated above. The intangible asset is comprised of customer lists, know-how, and proprietary methods and is being amortized over a three to five year period and the Company recorded amortization expense of $102,147 during the year ended December 31, 2011.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and iSafe for the year ended December 31, 2011 as if the acquisition had occurred on January 1, 2011 instead of March 22, 2011 and the period April 29, 2010 (Inception) to December 31, 2010 as if the acquisition had occurred on April 29, 2010 instead of March 22, 2011. The proforma information only presents the results of operation of iSafe through November 22, 2011, the date the Company sold iSafe.The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been acquired as of January 1, 2011 and April 29, 2010 (Inception).

	As Reported	Adjustment	Pro Forma
			Results

For the year ended December 31, 2011:

Revenues	$-	$594,487	$594,487
Net loss	$(4,988,242)	$(337,327)	$(5,325,569)
Weighted average number of common shares outstanding	16,159,617	500,000	16,659,617
Loss per common share - Basic and fully diluted	$(0.31)		$(0.32)

For the period April 29, 2010 (Inception) to December 31, 2010:

Revenues	$-	$870,882	$870,882
Net loss	$(311,694)	$(646)	$(312,340)
Weighted average number of common shares outstanding	11,466,463	500,000	11,966,463
Loss per common share - Basic and fully diluted	(0.03)		$(0.03)

On November 22, 2011, the Company sold the iSafe to a company controlled by the Company's majority shareholder for a cash payment of $250,000 plus 130,000 shares of our common stock and warrants for the purchase of 50,000 shares of our common stock with an exercise price of $3.05. The Company realized a gain of approximately $163,000 in connection with this transaction. As this transaction was with a related party, the gain was recorded as a direct addition to the Company's equity.

12)	Discontinued Operations

As discussed in the footnote 11(c) above, the iSafe business was acquired on March 22, 2011 and sold on November 22, 2011. It has been classified as discontinued operations and, consequently, associated results of operations and cash flows been separately reported for the year ended December 31, 2011.

The Company determined that the sale of iSafe was in the best interests of its shareholders as events occurring subsequent to the purchase of the iSafe, including but not limited to the resignation of iSafe’s Chief Executive Officer, would likely have resulted in an operating situation requiring significantly more attention by Company management than the investment warranted.

Revenues and net losses from this discontinued operation during the year ended December 31, 2011 were $594,487 and $408,694, respectively. As more fully described in Note 11(c), the Company realized a gain of approximately $163,000 in connection with this transaction. As this transaction was with a related party, the gain was recorded as a direct addition to the Company's equity

13)	Commitments and Contingencies

a)	On December 8, 2010 and as more fully described in Note 11(a), the Company acquired the rights to a royalty stream related to the sales of the Myself pelvic muscle trainer. Under the terms of that transaction, the Company may be obligated to issue up to an additional 2,000,000 shares of common stock and 1,500,000 shares of the Series B Convertible Preferred Stock in August 2012 if the average closing stock price of the Company's common shares falls below certain price levels during July 2012.

b)	On December 13, 2010, under the terms of the agreement for the acquisition of the novel medical applicator and related assets as more fully described in Note 11(b), the Company:

i)	Entered into a development services agreement with RWIP, LLC ("RWIP") under which RWIP will provide services to the Company in connection with the development of the novel medical applicator asset. Under the terms of this agreement, the Company is obligated to pay an aggregate of $140,000 from the date of the agreement through December 2011 based upon RWIP achieving certain performance thresholds; and

ii)	Pay to RWIP royalties to equal to 20% of the net income derived by the Company in connection with the novel medical applicator assets.

c)	On December 22, 2010, the Company entered into a development services agreement with NorthStar Partners Consulting, LLC (“NorthStar”) under which NorthStar will provide services to the Company in connection with the commercialization of the novel medical applicator asset. Under the terms of this agreement, the Company paid an initial amount of $7,000 and issued a warrant for the purchase of 25,000 shares of the Company's common stock at an exercise price of $4.00 per share through December 31, 2015. Such warrants vested 50% upon the execution of the agreement and the remaining 50% will vest upon the completion of the project.

d)	The Company is subject to litigation in the ordinary course of business. Management believes that the Company has adequate insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated and that the resolution of any such items will not have a material effect upon the Company's financial position or results of operations.

14)	Related Party Transactions

The Rockland Group LLC ("Rockland") and Digisort LLC ("Digisort") are controlled by an individual who is an officer and director of the Company.

a)	In November 2010 and as more fully described in Notes 8(d) and 7(a), respectively, Rockland:

i)	Acquired approximately 90% of the outstanding common shares of the Company; and

ii)	Agreed to purchase 2,000,000 shares of a yet to be created series of preferred stock in exchange for $100,000. Such shares were subsequently created and issued during the year ended December 31, 2011.

b)	On various dates in December 2010 and during the year ended December 31, 2011 as more fully described in Note 6(b), Rockland loaned the Company an aggregate of $35,000 and $384,401, respectively.

c)	On November 22, 2011 and as more fully described in Note 11(c), the Company sold iSafe to Digisort for a cash payment of $250,000 plus 130,000 shares of the Company's common stock and warrants for the purchase of 50,000 shares of the Company's common stock. The Company realized a gain of approximately $163,000 in connection with this transaction.

15)	Subsequent Events

a)	On various dates during the quarter ending March 31, 2012, the Company issued a total of 35,280 shares of common stock at $1.00 per share in connection with the exercise of warrants by private investors and received proceeds of $335,000.

b)	On various dates during the quarter ended March 31, 2012 and as more fully described in Note 5, the Company made additional investments of $110,000 and $75,000 in HepatoChem and Legends and Heroes, respectively.

c)	On March 30, 2012, the Company's Board approved:

i)	Intensifying the Company's investment focus in the energy area and changing the Company's name to InterCore Energy, Inc.;

ii)	Effecting a nine-for-one forward stock split of the Company's Common Stock; and

iii)	Increasing the number of authorized shares of the Company's Common Stock from 250,000,000 to 750,000,000.

The corporate actions described above are expected to become effective during May 2012.

d)	On March 31, 2012, a note payable to Rockland, the Company's majority shareholder and an entity controlled by one of the Company's directors, matured. The principal amount of $384,401 plus accrued interest of $14,822 was consolidated into a new note which accrues interest at the rate of 15% per annum and matures on June 30, 2012.

e)	One April 13, 2012, the Company's Board approved the revision of the exercise price of the Company's Class E Warrants from $5.00 per share to $0.50 per share effective that same day. In that connection, the Company will record a charge of approximately $1,047,000 during the quarter ended June 30, 2012.

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date require potential adjustment to or disclosure in such financial statements.

* * * * *

