Form 10-K/A
period 2011-12-31
Heartland Bridge Capital, Inc.
filed 2012-05-14
CIK 1494214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-K/A for the fiscal year ended December 31, 2011 is being filed for the purpose of providing additional disclosures regarding an impairment charge, corrections to the tax footnote in the financial statements, and typographical errors.

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

We expect the corporate actions described in the preceding paragraph to become effective on or about May 15, 2012. Detailed information regarding these corporate actions can be found in our Definitive Information Statement on Schedule 14-C, filed with the Commission on April 20, 2012.

Acquisition of Myself® Cash Flow Asset

On December 8, 2010, we entered into an Asset Purchase Agreement with New Horizon, Inc., a Texas corporation (the “New Horizon Agreement”). On December 9, 2010, the transactions contemplated by the New Horizon Agreement closed (the “Closing”). Pursuant to the New Horizon Agreement, we acquired certain assets from New Horizon, including the right to receive any proceeds New Horizon is entitled to receive from the sale of the Myself® pelvic muscle trainer. The calculation of the amounts we are entitled to receive from the sales of the Myself® pelvic muscle trainer are listed on Exhibit A to the New Horizon Agreement, which is incorporated herein as Exhibit 10.8. During the year ended December 31, 2011, we recorded an impairment charge of $2,950,000 which represents the full carrying value of the Myself pelvic muscle trainer intangible asset. We considered both qualitative and quantitative factors in our assessment and, based on current product information, the Company has determined that the future recoverability and expected cashflows associated with that asset to be uncertain.

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

Myself® Cash Flow

Products and Services

As a result of our transaction with New Horizon, Inc., described above, we purchased the right to receive New Horizon’s distributions from sales of the Myself® pelvic muscle trainer. We did not acquire the product or any equity in the company that owns the Myself® pelvic muscle trainer; we purchased the rights to receive certain distributions based on the profitability of the sales of the Myself® pelvic muscle trainer. The calculation of the amounts we are entitled to receive from the sales of the Myself® pelvic muscle trainer are listed on Exhibit A to the New Horizon Agreement, which is attached hereto as Exhibit 10.8. During the year ended December 31, 2011, we recorded an impairment charge of $2,950,000 which represents the full carrying value of the Myself pelvic muscle trainer intangible asset. We considered both qualitative and quantitative factors in our assessment and, based on current product information, the Company has determined that the future recoverability and expected cashflows associated with that asset to be uncertain.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income". This update provides companies two options for presenting Other Comprehensive Income (“OCI”) which currently is included as part of the statement of stockholders’ equity. An OCI statement can now be included within the income statement, which together will make a statement of total comprehensive income. Alternatively, companies can also present an OCI statement that is separate from an income statement, but the two statements must appear consecutively within a financial report. This statement is effective for fiscal quarters and years beginning after December 15, 2011. The effect of adopting this statement had no impact on the Company’s financial position or results of operations.

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

Acquisitions

In December 2010 we acquired the rights to receive distributions from the sales of the Myself pelvic muscle trainer and a patent application with related rights for a novel medical applicator. During the year ended December 31, 2011, we evaluated the asset associated with Myself pelvic muscle trainer and determined it to be impaired. Accordingly, we recorded a charge of $2,950,000.

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

Impairment of Intangible Asset

During the year ended December 31, 2011, the Company recorded an impairment charge of $2,950,000 which represents the full carrying value of the Myself pelvic muscle trainer intangible asset. The Company considered both qualitative and quantitative factors in its assessment and, based on current product information, the Company has determined that the future recoverability and expected cashflows associated with that asset to be uncertain.

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

The material weakness described in Item 9A(a) above regarding iSafe has already been remediated, in effect, by the sale of that subsidiary in November 2011. The weakness attributable to cash flow and the resulting inability to obtain the services of external professionals is expected to be remediated through fundraising efforts during 2012. The Company is currently in the process of strengthening controls and procedures related to financial reporting and will continue to do so in the future as circumstances require.

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

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)
Common Stock	Harry Pond (3)	Director	11,570,000	(4)	68.6%
Common Stock	James F. Groelinger (3)	Chief Executive Officer	100,000	(5)	0.6%
Common Stock	Frederick Larcombe (3)	CFO and Secretary	50,000	(6)	0.3%
Common Stock	Wayne LeBlanc (3)	Executive Vice President	375,000	(7)	2.2%
Common Stock	New Horizon, Inc.	5% Shareholder	2,944,810	(8)	17.5%
Common Stock	All Directors and Officers		11,770,000	(4)	69.8% (4)
	As a Group (4 persons)

(1)	Based on 16,872,132 shares outstanding as of March 30, 2012. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.
(2)	Unless indicated otherwise, the address of the shareholder is c/o Heartland Bridge Capital, Inc., 1 International Boulevard, Suite 400, Mahwah, New Jersey 07495.
(3)	Indicates an officer and/or director of the Company
(4)	Includes shares held in the name of Rockland Group, LLC, an entity controlled by Mr. Pond. Includes Two Million (2,000,000) shares of Series A Convertible Preferred Stock owned by Rockland Group, LLC, which are convertible at any time into Two Million (2,000,000) shares of our common stock.
(5)	Includes warrants to purchase One Hundred Thousand (100,000) shares of our common stock at an exercise of $1.50 per share.
(6)	Includes warrants to purchase Fifty Thousand (50,000) shares of our common stock at an exercise of $1.50 per share.
(7)	Includes warrants to purchase Fifty Thousand (50,000) shares of our common stock at an exercise of $1.50 per share and 300,000 shares of common stock owned by Solution for Energy Management, LP, which is controlled by Mr. LeBlanc’s wife.
(8)	Includes 1,222,527 shares of common stock issuable upon the conversion of the principle and interest related to a $1,666,667 convertible promissory note due to New Horizon, Inc., convertible at any time by the holder at a value of $1.50 per share.

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

Heartland Bridge Capital, Inc. and Subsidiaries

(Formerly I-Web Media, Inc.)

Consolidated Statement of Operations

	Twelve months	April 29, 2010
	ended	(Inception) to
	December 31, 2011	December 31, 2010

Revenues	$-	$-

Cost of revenues	-	-

Gross profit (loss)	-	-

Operating expenses:

Research and development	182,100	134,660
General and administrative	1,657,445	164,778
Impairment of intangible asset	2,950,000	-

Total operating expenses	4,789,545	299,438

Operating loss	(4,789,545)	(299,438)

Other income (expense):

Interest income	-	56
Interest expense	(198,697)	(12,312)

Other income (expense)	(198,697)	(12,256)

Loss before income taxes	(4,988,242)	(311,694)

Income tax expense	-	-

Net loss from continuing operations	(4,988,242)	(311,694)

Loss from discontinued operations	(408,694)	-

Net loss	$(5,396,936)	$(311,694)

Net loss per common share - Basic and diluted
Continuing operations	$(0.31)	$(0.03)
Discountinued operations	(0.02)	-
	$(0.33)	$(0.03)

Weighted average common shares outstanding -
Basic and diluted	16,159,617	11,466,463

The accompanying notes are an integral part of these

consolidated financial statements.

Heartland Bridge Capital, Inc.

(Formerly I-Web Media, Inc.)

Consolidated Statement of Stockholders' Deficiency

For the Period from April 29, 2010 (Inception) to December 31, 2010 and

For the Year Ended December 31, 2011

									Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Deficiency)

Balance, April 29, 2010 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.0003 per share (Notes 1 and 6(a))	-	-	-	-	10,000,000	1,000	29,000	-	30,000

Issuance of common stock and warrants in accordance with court order (Notes 1 and 6(b))	-	-	-	-	1,085,000	108	(108)	-	-

Issuance of common stock for services (Note 6(c))	-	-	-	-	40,000	4	116	-	120

Issuance of common stock valued at $0.05 in connection with the acquisition of the Myself royalty stream (Notes 8(e) and 11(a))	-	-	-	-	4,000,000	400	199,600	-	200,000

Net loss	-	-	-	-	-	-	-	(311,694)	(311,694)

Balance, December 31, 2010	-	-	-	-	15,125,000	1,512	228,608	(311,694)	(81,574)

Issuance of Series A Convertible Preferred Stock (Note 7(a))	2,000,000	200			-	-	99,800	-	100,000

Issuance of Series B Convertible Preferred Stock (Note 7(b))			3,000,000	300	-	-	749,700	-	750,000

Issuance of common stock for cash in connection with exercise of warrants (Note 8(g))	-	-	-	-	247,630	25	247,606	-	247,631

Issuance of common stock for cash (Note 8(h))	-	-	-	-	65,430	6	115,697	-	115,703

Shares issued for services (Note 8(i))	-	-	-	-	166,066	34	398,508	-	398,542

Issuance of common stock in connection with the payment of interest and principal (Notes 6(a)(i), 6(a)(ii), and 8(j))	-	-	-	-	521,894	52	521,842	-	521,894

Issuance of common stock in connection with the acquisition of the iSafe companies (Notes 8(k) and 11(c))	-	-	-	-	500,000	50	874,950	-	875,000

Issuance of warrants in connection with the acquisition of the iSafe companies (Notes 9(e) and 11(c))	-	-	-	-	-	-	95,400	-	95,400

Sale of iSafe (Notes 8(l), 9(f), and 11(c))	-	-	-	-	(130,000)	(13)	(474,487)	-	(474,500)

Sale of iSafe to a related party(Note 11(c))	-	-	-	-	-	-	162,794	-	162,794

Amortization of share-based compensation (Note 9(c))	-	-	-	-	-	-	387,976	-	387,976

Warrants issued for services (Note 9(e))	-	-	-	-	-	-	24,050	-	24,050

Net loss	-	-	-	-	-	-	-	(5,396,936)	(5,396,936)

Balance, December 31, 2011	2,000,000	$200	3,000,000	$300	16,496,020	$1,666	$3,432,444	$(5,708,630)	$(2,274,020)

The accompanying notes are an integral part of these consolidated financial statements.

Heartland Bridge Capital, Inc. and Subsidiaries

(Formerly I-Web Media, Inc.)

Consolidated Statement of Cash Flows

	Twelve months	April 29, 2010
	ended	(Inception) to
	December 31, 2011	December 31, 2010

Cash flows used in operating activities:

Net loss	$(5,396,936)	$(311,694)

Loss from discountinued operations	408,694	-

Loss from continuing operations	(4,988,242)	(311,694)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Charge for acquired in-process research and development	-	125,000
Depreciation and amortization	2,950,000	-
Impairment of intangible asset	-	-
Stock-based compensation expense:
Common shares issued for services	398,542	120
Options issued for services	-	-
Warrants issued for services	412,026	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in prepaid expenses and other current assets	(16,168)	(16,936)
Increase (decrease) in accounts payable	347,297	26,063
Increase (decrease) in accrued compensation	128,000	10,000
Increase (decrease) in accrued expenses	206,453	12,312

Net cash provided by (used in) continuing operations	(562,092)	(155,135)

Net cash provided by (used in) discontinued operations	(222,776)	-

Net cash provided by (used in) operations	(784,868)	(155,135)

Cash flows provided by (used in) investing activities:

Cash acquired in iSafe acquisition	229,819	-
Investment in HepatoChem	(100,000)	-
Investment in Legends & Heroes	(250,000)	-

Net cash provided by (used in) investing activities - Continuing operations	(120,181)	-

Net cash provided by the sale of discountinued operations	242,956	-

Net cash provided by (used in) investing activities	122,775	-

Cash flows provided by (used in) financing activities:

Proceeds from sale of common stock	115,703	30,000
Proceeds from the exercise of warrants	247,631	-
Proceeds from stock subscription	-	100,000
Proceeds from issuance of notes payable	10,019	10,132
Proceeds from issuance of notes payable to related party	331,297	35,000
Repayment of notes payable	(10,132)	-

Net cash flows provided by financing activities	694,518	175,132

Net increase (decrease) in cash	32,425	19,997

Effect of foreign exchange rate changes on cash	-	-

Cash - Beginning of period	19,997	-

Cash - End of period	$52,422	$19,997

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,686	$-
Income taxes	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of Series A Convertible Preferred Stock in satisfaction of subscription liability	$100,000	$-
Issuance of Series B Convertible Preferred Stock in satisfaction of subscription liability	$750,000	$-
Issuance of common stock in payment of principal and interest	$521,894	$-

Acquisition of iSafe companies:
Acquisition of assets other than cash	$1,089,373	$-
Assumption of liabilities	$348,792	$-
Issuance of common stock	$875,000	$-
Issuance of warrants	$95,400	$-

Sale of iSafe companies:
Assets other than cash acquired by purchaser	$847,380	$-
Liabilities assumed by purchaser	$292,661	$-
Common stock surrendered by purchaser	$391,300	$-
Warrants surrendered by purchaser	$83,200	$-

Acquisition of Myself profit-sharing payment stream:
Issuance of note payable	$-	$2,000,000
Issuance of common stock	-	200,000
Obligation to issue preferred stock	-	750,000
	$-	$2,950,000

Acquisition of intangible assets regarding novel medical applicator - Issuance of note payable	$-	$125,000

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

Investments - The Company accounts for investments in other entities under the cost method of accounting when the Company does not hold a significant interest in nor has any management control over those entities. The Company has not recorded any impairment for these investments.

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

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income". This update provides companies two options for presenting Other Comprehensive Income (“OCI”) which currently is included as part of the statement of stockholders’ equity. An OCI statement can now be included within the income statement, which together will make a statement of total comprehensive income. Alternatively, companies can also present an OCI statement that is separate from an income statement, but the two statements must appear consecutively within a financial report. This statement is effective for fiscal quarters and years beginning after December 15, 2011. The effect of adopting this statement had no impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

4)	Intangible Assets

Intangible assets as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Rights to cash distributions related to the sales of the Myself pelvic muscle trainer to be received during the years 2012 through 2016.	$-	$2,950,000

During the year ended December 31, 2011, the Company recorded an impairment charge of $2,950,000 which represents the full carrying value of the Myself pelvic muscle trainer intangible asset. The Company considered both qualitative and quantitative factors in its assessment and, based on current product information, the Company has determined that the future recoverability and expected cashflows associated with that asset to be uncertain.

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

As of December 31, 2011 and 2010, the Company had approximately $1,537,000 and $311,000, respectively, of Federal and state net operating loss carryovers available to offset future taxable income. These net operating loss carryovers expire twenty years from the date of origination if not utilized. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryovers may be subject to an annual limitation in the event of a change of control. On November 3, 2010, the holder of the majority of the Company's common stock, who also served as an officer and a director of the Company, sold his holding of 10,000,000 shares of the Company's common stock to the Rockland. Those shares represented approximately 90% of the Company's outstanding common stock on that date. Accordingly, this change in ownership will result in an annual limitation on the usage of the Company’s losses generated in 2010. Therefore, the Company's deferred tax asset for net operating loss carryovers has been reduced by $114,000. The Company is still in the process of filing its 2010 and 2011 Federal and state tax returns and its net operating loss carryovers will not be available to offset future taxable income, if any, until the returns are filed.

Deferred income taxes reflect the net tax effects of operating loss and or tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the Company’s historical lack of taxable profits, management has not provided for any deferred tax asset. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. A valuation allowance is provided when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the Company’s performance, the market environment in which the Company operates, the length of carryback and carryforward periods, and expectations of future profits. The Company believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2011 and 2010.

As of December 31, 2011 and 2010 the deferred tax asset consisted of the following:

	2011	2010

Net operating loss	$579,500	$124,600
Intangible Asset Amortization	1,101,000	-
Total Deferred Tax Assets	1,680,500	124,600
Valuation Allowance	(1,680,500)	(124,600)
Deferred tax asset, net of valuation allowance	$-	$ - .

For the year ended December 31, 2011 and the period April 29, 2010 (Inception) to December 31, 2010, the change in valuation allowance was $1,555,900 and $124,600, respectively.

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

The Company files tax returns in Federal and various state jurisdictions and is subject to examination by tax authorities beginning with the period April 29, 2010 (Inception) to December 31, 2010.

The income tax provision (benefit) for the year ended December 31, 2011 and the period April 29, 2010 (Inception) to December 31, 2010 was as follows:

	2011	2010

Federal:
Current	$-	$-
Deferred	(1,322,500)	(105,900)
State and Local:
Current	-	-
Deferred	(233,400)	(18,700)
Change in valuation allowance	1,555,900	124,600
Income tax provision (benefit)	$-	$-

The reconciliation between the statutory federal income tax rate of 34% and the Company’s effective rate for the year ended December 31, 2011 and the period April 29, 2010 (Inception) to December 31, 2010 is as follows:

	2011	2010

Federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of Federal benefit	(6.0)%	(6.0)%
Non-deductible stock compensation	6.5%	-
Other permanent differences	2.3%	-
Change in valuation allowance	31.2%	40.0%
Effective Rate	-%	-%

11)	Acquisitions

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

During the year ended December 31, 2011, the Company recorded an impairment charge of $2,950,000 which represents the full carrying value of the Myself pelvic muscle trainer intangible asset. The Company considered both qualitative and quantitative factors in its assessment and, based on current product information, the Company has determined that the future recoverability and expected cashflows associated with that asset to be uncertain.

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

During the year ended December 31, 2011, the Company recorded an impairment charge of $2,950,000 which represents the full carrying value of the Myself pelvic muscle trainer intangible asset. The Company considered both qualitative and quantitative factors in its assessment and, based on current product information, the Company has determined that the future recoverability and expected cashflows associated with that asset to be uncertain.

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

