Form 10-K/A
period 2011-12-31
Heartland Bridge Capital, Inc.
filed 2012-05-14
CIK 1494214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Form 10-K/A for the fiscal year ended December 31, 2011 is being filed to correct a typographical error in the Auditor’s Report on page F-2.

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

May 11, 2012

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

