Form 10-Q
period 2012-03-31
Heartland Bridge Capital, Inc.
filed 2012-05-21
CIK 1494214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53125

InterCore Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2506234 (I.R.S. Employer Identification No.)

1 International Boulevard - Suite 400 Mahwah, NJ (Address of principal executive offices)	07495-0027 (Zip Code)

Registrant’s telephone number, including area code (201) 512-8732

Heartland Bridge Capital, Inc.
(Former Name, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 17, 2012, there were 153,648,288 (post-split) shares of common stock, $0.0001 par value, issued and outstanding.

INTERCORE ENERGY, INC.

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

InterCore Energy, Inc. and Subsidiaries

(Formerly Heartland Bridge Capital, Inc.)

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Note 2)

Assets

Current assets:

Cash	$10,399	$52,422
Prepaid expenses and other current assets	8,986	33,104

Total current assets	19,385	85,526

Investments	535,000	350,000

Total assets	$554,385	$435,526

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable	$383,372	$373,359
Accrued compensation	178,000	138,000
Accrued expenses	177,123	137,100
Convertible note payable	1,673,718	1,676,686
Note payable due to related party	398,834	384,401

Total liabilities	2,811,047	2,709,546

Commitments and contingencies	-	-

Stockholders' deficiency:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares of Series A with a liquidation preference of $100,000 and 3,000,000 shares of Series B with a liquidation preference of $750,000 issued and outstanding as of March 31, 2012 and December 31, 2011	500	500

Common stock, $0.0001 par value, 750,000,000 shares authorized, 151,849,188 and 148,464,180 and issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	15,185	14,846

Additional paid-in capital	3,883,428	3,419,264

Accumulated deficit	(6,155,775)	(5,708,630)

Total stockholders' deficiency	(2,256,662)	(2,274,020)

Total liabilities and stockholders' deficiency	$554,385	$435,526

The accompanying notes are an integral part of these condensed financial statements.

InterCore Energy, Inc. and Subsidiaries

(Formerly Heartland Bridge Capital, Inc.)

Condensed Statement of Operations

(Unaudited)

	Three months ended March 31,
	2012	2011

Revenues	$-	$-

Cost of revenues	-	-

Gross profit (loss)	-	-

Operating expenses:

Research and development	61,450	64,730
General and administrative	329,314	403,974

Total operating expenses	390,764	468,704

Operating loss	(390,764)	(468,704)

Other expense - Interest	(56,381)	(52,747)

Net loss from continuing operations	(447,145)	(521,451)

Loss from discontinued operations	-	(29,979)

Net loss	$(447,145)	$(551,430)

Net loss per common share - Basic and diluted
Continuing operations	$(0.003)	$(0.004)
Discountinued operations	-	-
	$(0.003)	$(0.004)

Weighted average common shares outstanding -
Basic and diluted	149,788,530	137,782,424

The accompanying notes are an integral part of these

condensed financial statements.

InterCore Energy, Inc. and Subsidiaries

(Formerly Heartland Bridge Capital, Inc.)

Condensed Statement of Stockholders' Deficiency

For the Three Months Ended March 31, 2012

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, December 31, 2011	2,000,000	$200	3,000,000	$300	148,464,180	$14,846	$3,419,264	$(5,708,630)	$(2,274,020)

Issuance of common stock for cash in connection with exercise of warrants (Note 6(b))	-	-	-	-	3,015,000	302	334,698	-	335,000

Shares issued for services (Note 6(c))	-	-	-	-	370,008	37	129,466	-	129,503

Net loss	-	-	-	-	-	-	-	(447,145)	(447,145)

Balance, March 31, 2012	2,000,000	$200	3,000,000	$300	151,849,188	$15,185	$3,883,428	$(6,155,775)	$(2,256,662)

The accompanying notes are an integral part of these condensed financial statements.

InterCore Energy, Inc. and Subsidiaries

(Formerly Heartland Bridge Capital, Inc.)

Condensed Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011

Cash flows used in operating activities:

Net loss	$(447,145)	$(551,430)

Loss from discountinued operations	-	29,979

Loss from continuing operations	(447,145)	(521,451)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation expense:
Common shares issued for services	129,503	35,600
Warrants issued for services	-	130,751

Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	24,118	7,930
Increase in accounts payable	10,013	64,334
Increase in accrued compensation	40,000	30,000
Increase in accrued expenses	54,456	83,755

Net cash used in continuing operations	(189,055)	(169,081)

Net cash used in discontinued operations	-	(56,744)

Net cash used in operations	(189,055)	(225,825)

Cash flows provided by (used in) investing activities:

Net cash used in investing activities in continuing operations	(185,000)	-

Net cash provided by the acquisition of discountinued operations	-	238,418

Net cash provided by (used in) investing activities	(185,000)	238,418

Cash flows provided by (used in) financing activities:

Proceeds from sale of common stock	-	72,503
Proceeds from the exercise of warrants	335,000	92,799
Proceeds from issuance of notes payable	10,019	-
Repayment of notes payable	(12,987)	(3,002)

Net cash flows provided by financing activities	332,032	162,300

Net increase (decrease) in cash	(42,023)	174,893

Cash - Beginning of period	52,422	19,997

Cash - End of period	$10,399	$194,890

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,625	$97
Income taxes	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of common stock in payment of principal and interest	$-	$521,894

Acquisition of iSafe companies:
Acquisition of assets other than cash	$-	$1,089,373
Assumption of liabilities	$-	$348,792
Issuance of common stock	$-	$875,000
Issuance of warrants	$-	$95,400

The accompanying notes are an integral part of these condensed financial statements.

InterCore Energy, Inc. and Subsidiaries

(Formerly Heartland Bridge Capital, Inc.)

Notes to the Condensed Financial Statements

March 31, 2012

(Unaudited)

1)	Business

InterCore Energy, Inc. (formerly known as Heartland Bridge Capital, Inc.) (the "Company") was organized under the laws of the State of Delaware on April 29, 2010. While operating as Heartland Bridge Capital, inc., the Company focused upon investments and purchasing opportunities primarily in products and companies involved in the emerging and important market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management. On March 30, 2012, the Company decided to intensify its focus in the energy sector and the related opportunities within and, to that end, the Board of Directors elected to change the name of the Company to InterCore Energy, Inc.

On March 22, 2011 and as more fully described in Note 7, the Company acquired 100% of the ownership interests in iSafe Imaging, LP, eMediSafe, LP, and iSafe Imaging Canada Ltd. (collectively referred to as "iSafe") and on November 22, 2011, sold iSafe to a company controlled by the Company's majority shareholder.

2)	Basis of Presentation and Going Concern

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). However, in the opinion of management, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2012 and the related statements of operations and cash flows for the interim period then ended. The balance sheet amounts as of December 31, 2011 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K/A for the fiscal year ended December 31, 2011 on May 11, 2012.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $6,155,775 as of March 31, 2012. Cash used in operating activities during the three months ended March 31, 2012 totaled $189,055 and it has a working capital deficiency of $2,791,662 as of March 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically financed its activities through the private placement of equity securities. To date, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs.

The Company’s ability to execute its business plan is dependent upon its ability to raise additional equity, secure debt financing, and/or generate revenue.

The Company can give no assurance that such financing will be available on reasonable terms or available at all or that it can generate revenue. Should the Company not be successful in obtaining the necessary financing or generate revenue to fund its operations, the Company would need to curtail or cease its operational activities. The accompanying condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3)	Significant Accounting Policies and Recent Accounting Pronouncements

a)	Significant Accounting Policies

The Company's complete accounting policies are described in Note 3 to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

Stock-based compensation expense aggregated $129,503 and $166,351 for the three months ended March 31, 2012 and 2011, respectively, and was classified in general and administrative expense.

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2012 and 2011:

	2012	2011

Warrants	44,481,330	47,652,309
Series A Convertible Preferred Stock	18,000,000	18,000,000
Series B Convertible Preferred Stock	135,000,000	135,000,000
Convertible note	16,504,110	15,000,003
Total	213,985,440	215,652,312

Accounts Receivable and Allowance for Doubtful Accounts - The Company's trade accounts receivable are recorded at amounts billed to customers and presented on the combined balance sheet net of the allowance for doubtful accounts. The allowance is determined by a variety of factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. The policy for determining the past due status of receivables is based upon each individual customer's payment history. Receivables are charged off when they are deemed uncollectible, which may arise when customers file for bankruptcy or are otherwise deemed unable to repay the amounts owed to the Company. In general, the Company does not require collateral and generally grants 30-day invoice terms to its customers. There was no allowance for doubtful accounts as of March 31, 2012 and December 31, 2011.

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

Fair Value - The Company determines the estimated fair value of amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that we could realize in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of March 31, 2012 and December 31, 2011 and, as of those dates, the carrying value of all amounts approximates fair value.

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

The following are the major categories of assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 and 2011, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

Level 1:
	Quoted Prices	Level 2:
	in Active	Significant	Level 3:	Total	Total
	Markets For	Other	Significant	Assets As	Impairment
	Identical	Observable	Unobservable	Of The	For The
	Assets	Inputs	Inputs	Period Ended	Period Ended

March 31, 2012:

Investments	$-	$-	$535,000	$535,000	$-

March 31, 2011:

Intangible assets	$-	$-	$3,711,223	$3,711,223	$-

Based on its assessments, the Company did not record any asset impairment charges during the three months ended March 31, 2012 and 2011. Additionally, there were no changes in fair value, including net transfers in and/or out of the Level 3 type asset/liability category, of all financial asset and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the three months ended March 31, 2012 and 2011.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determined that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on its assessments, the Company did not incur any impairment charges during the three months ended March 31, 2012 and 2011.

Financial Instruments - The Company records financial instruments consisting of cash, accounts receivable, and accounts payable at historical cost and notes payable at face value less principal repayments and considers such amounts to approximate fair value due to their short term nature of those instruments.

Foreign Currency Translation - Assets and liabilities related to foreign operation are translated at end-of-period exchange rates while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders’ equity/deficiency in Accumulated Other Comprehensive Gain. There were no foreign currency translation gains or losses during the three months ended March 31, 2012 and 2011.

Comprehensive Income (Loss) - The Company reports comprehensive income (loss) and its components in its condensed consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments affecting shareholder’s deficiency.

Discontinued Operations - On March 22, 2011 and as more fully described in Note 7, the Company acquired the operations of iSafe and on November 22, 2011, sold it to a company controlled by the Company's majority shareholder. Consequently, the operating results of that entity are presented in these financial statements as discontinued operations.

Retroactive Adjustment For Forward Stock Split - On May 15, 2012, the Company effected a nine-for-one forward stock split of its Common Stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for this action.

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

4)	Investments

Investments as of March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011

HepatoChem, Inc.	$210,000	$100,000

Legends and Heroes, Inc	325,000	250,000

Total	$535,000	$350,000

HepatoChem, Inc. is a privately held company that offers pharmaceutical and biotech companies a reliable and efficient means of accessing small molecule metabolites in quantities needed in the drug development process. The investment consists of 21,000 shares of Series A Convertible Preferred Stock as of March 31, 2012. Such securities have liquidation preference over the company’s common stock, are convertible into the company’s common stock, have voting rights, and have certain protective voting provisions to help maintain their preferential position.

Legends & Heroes, Inc. is a privately held company that developed and markets garments that constantly delivers cosmetic and other ingredients to the wearer's skin. . The investment consists of approximately 82,723 shares of Common Stock representing approximately 3.3% of the total shares outstanding as of March 31, 2012.

The Company has no involvement in the day-to-day operations of the companies described above and has no control or significant influence over management.

5)	Notes Payable

a)	Notes payable as of March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011

Convertible note payable issued December 8, 2010	$1,666,667	$1,666,667

Other	7,051	10,019

Total	$1,673,718	$1,676,686

The amounts related to the notes payable described above were classified as current liabilities as of March 31, 2012 and December 31, 2011.

This note accrues interest at the rate of 10% per annum and such interest is payable monthly. The principal amount is due in five equal installments at the end of each quarter through June 30, 2012 and matures on that date. Principal and accrued interest is convertible into common stock at the rate of $0.167 per share at any time at the option of the holder. The Company has the option at any time to pay principal and accrued interest with common stock in lieu of cash at the rate of $0.111 per common share.

On March 31, 2011, the Company elected to pay principal of $333,333 and accrued interest of $60,821 through the issuance of 3,547,386 shares of common stock at the rate of $0.111 per share as permitted under the terms of the note.

As of March 31, 2012, the Company is not in compliance with the terms of this note due to non-payment of principle and interest. However, the note holder has not issued the Company a formal notice of default.

b)	Notes payable due to a related party totaled $398,834 and $384,401 as of March 31, 2012 and December 31, 2011, respectively.

On various dates from December 16, 2010 through March 31, 2012, the Company entered into a series of short term notes with the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors in the aggregate principal amount of $331,297. During that period, principal and interest due for all these notes were consolidated into one note which accrues interest at the rate of 15% per annum and matures on June 30, 2012.

6)	Common Stock

a)	On March 30, 2012, the Company's the Board of Directors approved a nine-for-one forward stock split of the Company's Common Stock and increasing the total number of authorized shares of Common Stock to 750,000,000. Those actions became effective on May 15, 2012. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted to reflect such actions.

b)	On various dates during the three months ended March 31, 2012, the Company issued 3,015,000 shares of common stock at $0.111 per share to private investors in connection with the exercise of warrants and received proceeds of $335,000.

c)	On various dates during the three months ended March 31, 2012 and 2010, the Company issued 370,008 and 400,500 shares of common stock, respectively, under the terms of a service agreement. Such shares were valued at an average of $0.35 and $0.09 per share, respectively, based upon the most recent amount per share for which the Company sold shares of common stock to third-party investors and the most recent closing price of the Company's shares. During the three months ended March 31, 2012 and 2011, the Company recorded expense of $129,503 and $35,600, respectively.

7)	Discontinued Operations

On March 22, 2011 and as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Commission on May 11, 2012, financial statement footnote 11(c), the Company acquired the operations of iSafe and on November 22, 2011, sold it to a company controlled by the Company's majority shareholder. Consequently, the operating results of that entity are presented in these financial statements as discontinued operations.

Summarized financial information for discontinued operations for the three months ended March 31, 2011 is a follows:

Revenues	$2,965
Cost of revenues	11,882
Gross profit (loss)	(8,917)
General and administrative expenses	(20,521)
Interest expense	(541)
Net loss from discontinued operations	$(29,979)

8)	Commitments and Contingencies

The Company is subject to litigation in the ordinary course of business. Management believes that the Company has adequate insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated and that the resolution of any such items will not have a material effect upon the Company's financial position or results of operations.

9)	Related Party Transactions

a)	As more fully described in Note 5(b), the Company has notes payable due to the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors.

b)	As more fully described in Note 7, on November 22, 2011, the Company sold iSafe to an entity that is controlled by the same individual described in "a" immediately above.

10)	Subsequent Events

a)	On April 13, 2012, the Company's Board approved the revision of the exercise price of the Company's Class E Warrants from $5.00 per share to $0.50 per share effective that same day. On May 14, 2012, the Company's Board approved the revision of the exercise price of the Company's Class C and Class D Warrants from $4.00 and $3.00 per share, respectively, to $0.50 per share effective that same day. In that connection, the Company will record a charge related to such actions during the quarter ended June 30, 2012.

b)	On various dates from April 20, 2012 to May 11, 2012, the Company issued a total of 1,799,100 shares of common stock at $0.111 per share in connection with the exercise of warrants by private investors and received proceeds of $199,900.

c)	On May 11, 2012, the Company signed a Letter of Intent in connection with the potential acquisition of an operating company in the energy field. Consummation of such a transaction is subject to the completion of due diligence and the negotiation and execution of a stock purchase agreement and other related agreements that is satisfactory to all concerned parties. Consequently, the Company can make no assurances or representations as to the probability of the consummation of this transaction.

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

On March 30, 2012, we decided to further intensify our focus in the energy sector and the related opportunities within and, to that end, we elected to change the name of the Company to InterCore Energy, Inc. While operating as Heartland Bridge Capital, Inc. and as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Commission on May 11, 2012, we have assembled an excellent portfolio of investments in the life sciences arena since our inception and look forward to maximizing their value to our shareholders. During the three months ended March 31, 2012, we invested an additional $185,000 in those entities, but do not expect to make any additional investments of that nature in the long term.

For the long term, we believe that a more intense focus under our new name on the many exciting opportunities in the energy sector will provide returns at least as attractive but with better marketplace understanding and response.

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

Liquidity and Capital Resources

We had cash of $10,000 at March 31, 2012 compared to $52,000 at December 31, 2011. This net decrease of $42,000 consisted of:

$332,000	Proceeds from financing activities
(185,000)	Cash used in investing activities
(189,000)	Cash used in operating activities
$(42,000)	Net decrease

We have incurred significant losses and negative cash flows from operations since our inception in April 2010. We have an accumulated deficit of $6,156,000 and a working capital deficiency of $2,792,000 as of March 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern. We have historically financed our activities through the private placement of equity securities. To date, we have dedicated most of our financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs.

We plan to fund our development and commercialization activities beyond March 31, 2012 primarily through the sale of equity securities. We cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, products, or services that we would otherwise seek to develop or commercialize ourselves.

We can give no assurance that such financing will be available on reasonable terms or available at all or that it can generate revenue. Should we not be successful in obtaining the necessary financing or generate revenue to fund our operations, we would need to curtail or cease operational activities. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

The following accounting policies are critical in fully understanding and evaluating our financial statements:

a)	Valuation and recovery of intangible and investment assets; and
b)	Stock-based compensation.

Our accounting policies are described in Note 3 to the condensed financial statements for the three months ended March 31, 2012 contained elsewhere in this report and in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues and Cost of Revenues

Our financial statements for the three months ended March 31, 2012 and 2011 do not report revenues and cost of revenues as iSafe was sold in November 2011 and, consequently, all such amounts have been reclassified to discontinued operations. In March 2012, we decided to intensify our focus in the energy sector and the related opportunities within. We are currently pursuing additional financing to support that focus and are engaged in active discussions with several investment and acquisition candidates.

Research and Development Expense

Research and development expense for the three months ended March 31, 2012 was $61,000 compared to $65,000 for the comparable period in the prior year. Such expenditures were comparable and are attributable to research and development activity associated with the novel medical applicator.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2012 was $329,000 compared to $404,000 for the comparable period in the prior year. This decrease of $75,000 consisted primarily of decreases of $45,000 in professional fees and $29,000 in stock based compensation expenses associated with activities necessary to establish our operations and implement our business plan. The former was attributable to the absence of unusual and non-recurring activity in 2012 that was present in 2011 associated with the establishment of the business Professional fees consist of management, legal, financial advisory, audit, and other professional fees while stock-based compensation is a non-cash charge related to equity incentives for management and financial advisors.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $56,000 compared to $53,000 for the comparable period in the prior year. These amounts are attributable to the various notes payable outstanding during that period.

Loss From Discontinued Operations

On March 22, 2011 and as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Commission on May 11, 2012, financial statement footnote 11(c), the Company acquired the operations of iSafe and on November 22, 2011, sold it to a company controlled by the Company's majority shareholder. Consequently, the operating results of that entity are presented in these financial statements as discontinued operations.

Summarized financial information for discontinued operations for the three months ended March 31, 2011 is a follows:

Revenues	$3,000
Cost of revenues	12,000
Gross profit (loss)	(9,000)
General and administrative expenses	(20,000)
Interest expense	(1,000)
Net loss from discontinued operations	$(30,000)

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

There were no comparable amounts for the three months ended March 31, 2010 as the Company was formed in April 2010.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2012.

The purpose of such controls is to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the inability of the Company to file its 10-Q for the three months ended March 31, 2012 in a timely manner. This deficiency is primarily attributable to the inability of the Company to file its 10-K for the year ended December 31, 2011due to delays encountered in the preparation and filing of the in preparing financial information for iSafe, a subsidiary which was sold in November 2011, and cash flow issues which prevented the Company in obtaining the services of external professionals necessary to the filing of the 10-K. management will be taking measures to remediate this deficiency during the balance of 2012 as additional financial and other resources become available.

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

There are no changes to report during the three month period ended March 31, 2012.

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

On February 10, 2012, pursuant to a notice of warrant exercise, we issued 900,000 shares of our common stock to one of the holders of our common stock warrants in exchange for $100,000. These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145. The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On February 15, 2012, pursuant to a notice of warrant exercise, we issued 336,600 shares of our common stock to one of the holders of our common stock warrants in exchange for $37,400. These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145. The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On March 1, 2012, pursuant to a notice of warrant exercise, we issued 338,400 shares of our common stock to one of the holders of our common stock warrants in exchange for $37,600. These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145. The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On March 6, 2012, pursuant to a notice of warrant exercise, we issued 900,000 shares of our common stock to one of the holders of our common stock warrants in exchange for $100,000. These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145. The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On March 8, 2012, pursuant to a notice of warrant exercise, we issued 225,000 shares of our common stock to one of the holders of our common stock warrants in exchange for $25,000. These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145. The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On March 26, 2012, pursuant to a notice of warrant exercise, we issued 315,000 shares of our common stock to one of the holders of our common stock warrants in exchange for $35,000. These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145. The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

During the three months ended March 31, 2012, pursuant to a Consulting Agreement dated November 4, 2010, we issued 370,003 shares of our common stock, restricted in accordance with Rule 144, to one non-affiliated investor, which were valued at $129,503. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

Name Change and Forward Stock Split

Effective March 30, 2012, we decided to intensify our focus in the energy sector and the related opportunities within and, to that end, we elected to change the name of the Company to InterCore Energy, Inc. Simultaneously, our Board has unanimously adopted, and stockholders holding a majority of the common stock have approved, a resolution to effect a nine-for-one (9:1) forward stock split of our outstanding common stock and to increase the number of authorized shares of Common Stock from 250,000,000 to 750,000,000. During the period in which we operated as Heartland Bridge Capital, Inc., we assembled an excellent portfolio of investments in the life sciences arena look forward to maximizing the value of these investments to the benefit of our shareholders. For the longer term, though, we believe that a more intense focus under our new name on the many exciting opportunities in the energy sector will provide comparable or better returns with better marketplace understanding and response.

The corporate actions described in the preceding paragraph went effective on May 16, 2012. As a result of the forward stock split, we had approximately 152,398,288 shares of our common stock outstanding on May 16, 2012. Detailed information regarding these corporate actions can be found in our Definitive Information Statement on Schedule 14-C, filed with the Commission on April 20, 2012.

ITEM 6	Exhibits

(a)	Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amendment to Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of Heartland Bridge Capital, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4*	Amend to Articles of Incorporation of Heartland Bridge Capital, Inc. filed _______________ (effective May 16, 2012)

3.5 (1)	Bylaws of I-Web Media, Inc.

3.6 (5)	Restated Bylaws of Heartland Bridge Capital, Inc.

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

10.25	Series A Preferred Stock Purchase Agreement by and between Heartland Bridge Capital, Inc. and HepatoChem, Inc. dated September 15, 2011

10.26	Purchase Agreement by and between Heartland Bridge Capital, Inc. and Digisort, LLC dated November 18, 2011

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

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

InterCore Energy, Inc.

Dated: May 21, 2012	/s/ James F. Groelinger
By: James F. Groelinger
Its: Chief Executive Officer

