Form 10-Q
period 2012-06-30
InterCore Energy, Inc.
filed 2012-08-20
CIK 1494214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53125

InterCore Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2506234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 International Boulevard - Suite 400
Mahwah, NJ	07495-0027
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 17, 2012, there were 191,552,814 shares of common stock, $0.0001 par value, issued and outstanding.

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

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Note 2)

Assets

Current assets:

Cash	$6,225	$52,422
Prepaid expenses and other current assets	5,836	33,104

Total current assets	12,061	85,526

Investments	707,500	350,000

Total assets	$719,561	$435,526

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable	$383,453	$373,359
Accounts payable due to related parties	19,500	-
Accrued compensation	272,500	138,000
Accrued expenses	218,676	137,100
Convertible note payable	1,666,667	1,666,667
Note payable due to a related party	566,461	384,401
Note payable other	4,050	10,019
Deferred revenue	9,370	-

Total liabilities	3,140,677	2,709,546

Commitments and contingencies	-	-

Stockholders' deficiency:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares of Series A with a liquidation preference of $100,000 and 3,000,000 shares of Series B with a liquidation preference of $750,000 issued and outstanding as of June 30, 2012 and December 31, 2011	500	500

Common stock, $0.0001 par value, 750,000,000 shares authorized, 173,002,302 and 148,464,180 and issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	17,300	14,846

Additional paid-in capital	4,055,675	3,419,264

Accumulated deficit	(6,494,591)	(5,708,630)

Total stockholders' deficiency	(2,421,116)	(2,274,020)

Total liabilities and stockholders' deficiency	$719,561	$435,526

The accompanying notes are an integral part of these condensed financial statements.

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

Condensed Statement of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues from related party	$630	$-	$630	$-

Cost of revenues	-	-	-	-

Gross profit (loss)	630	-	630	-

Operating expenses:

Research and development	30,000	39,142	91,450	103,872
General and administrative	249,738	411,325	579,052	815,299

Total operating expenses	279,738	450,467	670,502	919,171

Operating loss	(279,108)	(450,467)	(669,872)	(919,171)

Other expense - Interest	(59,708)	(44,339)	(116,089)	(97,086)

Net loss from continuing operations	(338,816)	(494,806)	(785,961)	(1,016,257)

Loss from discontinued operations	-	(159,962)	-	(189,941)

Net loss	$(338,816)	$(654,768)	$(785,961)	$(1,206,198)

Net loss per common share - Basic and diluted
Continuing operations	$(0.002)	$(0.003)	$(0.005)	$(0.007)
Discountinued operations	$-	$(0.001)	$-	$(0.001)
	$(0.002)	$(0.004)	$(0.005)	$(0.008)

Weighted average common shares outstanding - Basic and diluted	162,518,350	147,357,144	156,153,442	142,596,234

The accompanying notes are an integral part of these condensed financial statements.

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

Condensed Statement of Stockholders' Deficiency

For the Six Months Ended June 30, 2012

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, December 31, 2011	2,000,000	$200	3,000,000	$300	148,464,180	$14,846	$3,419,264	$(5,708,630)	$(2,274,020)

Issuance of common stock for cash in connection with exercise of warrants (Note 6(b))	-	-	-	-	3,515,940	352	390,308	-	390,660

Shares issued for services (Note 6(c))	-	-	-	-	740,016	74	225,631	-	225,705

Issuance of shares in connection with investment in Epec Biofuels Holdings, Inc. (Note 4(c))	-	-	-	-	2,250,000	225	22,275	-	22,500

Issuance of shares in connection with the cashless exercise of warrants (Notes 6(b) and 7)	-	-	-	-	18,032,166	1,803	(1,803)	-	-

Net loss	-	-	-	-	-	-	-	(785,961)	(785,961)

Balance, June 30, 2012	2,000,000	$200	3,000,000	$300	173,002,302	$17,300	$4,055,675	$(6,494,591)	$(2,421,116)

The accompanying notes are an integral part of these condensed financial statements.

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

Condensed Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
	2012	2011

Cash flows used in operating activities:

Net loss	$(785,961)	$(1,206,198)

Loss from discountinued operations	-	(189,941)

Loss from continuing operations	(785,961)	(1,016,257)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Stock-based compensation expense:
Common shares issued for services	225,705	135,725
Warrants issued for services	-	233,540

Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	27,268	11,308
Increase in accounts payable	10,094	187,899
Increase in accounts payable due to related parties	19,500	-
Increase in accrued compensation	134,500	59,500
Increase in accrued expenses	113,636	101,233
Increase in deferred revenue	9,370	-

Net cash used in continuing operations	(245,888)	(287,052)

Net cash used in discontinued operations	-	(189,722)

Net cash used in operations	(245,888)	(476,774)

Cash flows provided by (used in) investing activities:

Investments in:
Epec Biofuels Holdings, Inc.	(150,000)	-
HepatoChem, Inc.	(110,000)	-
Legends & Heroes, Inc.	(75,000)	-

Net cash used in investing activities in continuing operations	(335,000)	-

Net cash provided by the acquisition of discountinued operations	-	229,819

Net cash provided by (used in) investing activities	(335,000)	229,819

Cash flows provided by (used in) financing activities:

Proceeds from sale of common stock	-	97,703
Proceeds from the exercise of warrants	390,660	141,979
Proceeds from issuance of notes payable due to a related party	150,000	55,000
Repayment of notes payable	(5,969)	(6,036)

Net cash flows provided by financing activities in continuing operations	534,691	288,646

Net cash flows provided by financing activities in discontinued operations	-	(8,600)

Net cash flows provided by financing activities	534,691	280,046

Net increase (decrease) in cash	(46,197)	33,091

Cash - Beginning of period	52,422	19,997

Cash - End of period	$6,225	$53,088

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$160	$97
Income taxes	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of note payable in satisfaction of accounts payable

Acquisition of iSafe companies:
Acquisition of assets other than cash	$-	$1,089,373
Assumption of liabilities	$-	$348,792
Issuance of common stock	$-	$875,000
Issuance of warrants	$-	$95,400

The accompanying notes are an integral part of these condensed financial statements.

InterCore Energy, Inc. and Subsidiaries

(Formerly Heartland Bridge Capital, Inc.)

Notes to the Condensed Financial Statements

June 30, 2012

(Unaudited)

1)	Business

InterCore Energy, Inc. (formerly known as Heartland Bridge Capital, Inc.) (the "Company") was organized under the laws of the State of Delaware on April 29, 2010. While operating as Heartland Bridge Capital, inc., the Company focused upon investments and acquisition opportunities primarily in products and companies involved in the market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management. On March 30, 2012, the Company decided to intensify its focus in the energy sector and the related opportunities within and, to that end, the Board of Directors elected to change the name of the Company to InterCore Energy, Inc.

On March 22, 2011, the Company acquired 100% of the ownership interests in iSafe Imaging, LP, eMediSafe, LP, and iSafe Imaging Canada Ltd. (collectively referred to as "iSafe") and on November 22, 2011, sold iSafe to a company controlled by the Company's majority shareholder.

2)	Basis of Presentation and Going Concern

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). However, in the opinion of management, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2012 and the related statements of operations and cash flows for the interim period then ended. The balance sheet amounts as of December 31, 2011 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K/A for the fiscal year ended December 31, 2011 on May 11, 2012.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $6,494,591 as of June 30, 2012. Cash used in operating activities during the six months ended June 30, 2012 totaled $245,888 and it has a working capital deficiency of $3,128,616 as of June 30, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically financed its activities through the private placement of equity securities. To date, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs.

The Company’s ability to execute its business plan is dependent upon its ability to raise additional equity, secure debt financing, and/or generate revenue.

The Company can give no assurance that such financing will be available on reasonable terms or available at all or that it can generate revenue. Should the Company not be successful in obtaining the necessary financing or generating revenue to fund its operations, the Company would need to curtail or cease its operational activities. The accompanying condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Stock-based compensation expense aggregated zero and $96,202 for the three months ended June 30, 2012 and 2011, respectively, and zero and $225,705 for the six months ended June 30, 2012 and 2011, respectively was classified in general and administrative expense.

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2012 and 2011:

	2012	2011

Warrants	16,980,390	48,897,189
Series A Convertible Preferred Stock	18,000,000	18,000,000
Series B Convertible Preferred Stock	135,000,000	135,000,000
Convertible note	16,878,087	15,373,980
Total	186,858,477	217,271,169

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

Fair Value - The Company determines the estimated fair value of amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that we could realize in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of June 30, 2012 and December 31, 2011 and, as of those dates, the carrying value of all amounts approximates fair value.

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

The following are the major categories of assets measured at fair value during the six months ended June 30, 2012 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

Level 1:
	Quoted Prices	Level 2:		Total	Total
	In Active	Significant	Level 3:	Assets	Impairment
	Markets For	Other	Significant	As Of	For
	Identical	Observable	Unobservable	The Period	The Period
	Assets	Inputs	Inputs	Ended	Ended

June 30, 2012:

Investments	$-	$-	$707,500	$707,500	$-

Based on its assessments, the Company did not record any asset impairment charges during the six months ended June 30, 2012 and 2011, Additionally, there were no changes in fair value, including net transfers in and/or out of the Level 3 type asset/liability category, of all financial asset and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the three and six months ended June 30, 2012 and 2011.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determined that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on its assessments, the Company did not incur any impairment charges during the six months ended June 30, 2012 and 2011.

Financial Instruments - The Company records financial instruments consisting of cash, accounts receivable, and accounts payable at historical cost and notes payable at face value less principal repayments and considers such amounts to approximate fair value due to their short term nature of those instruments.

Discontinued Operations - On March 22, 2011 and as more fully described in Note 10, the Company acquired the operations of iSafe and on November 22, 2011, sold it to a company controlled by the Company's majority shareholder. Consequently, the operating results of that entity during 2011 are presented in these financial statements as discontinued operations.

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

4)	Investments

Investments as of June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011

HepatoChem, Inc.	$210,000	$100,000

Legends and Heroes, Inc	325,000	250,000

Epec Biofuels Holdings, Inc.	172,500	-

Total	$707,500	$350,000

The Company owns 12% or less of the common stock of each entity on a fully diluted basis, and has no control or significant influence over management. All such investments are accounted for utilizing the cost method of accounting.

a)	HepatoChem, Inc.

HepatoChem is a privately held company that offers pharmaceutical and biotech companies a reliable and efficient means of accessing small molecule metabolites in quantities needed in the drug development process. The investment consists of 21,000 shares of Series A Convertible Preferred Stock as of June 30, 2012 representing approximately 4% of the total shares outstanding on a fully diluted basis as of June 30, 2012. Such securities have liquidation preference over the company’s common stock, are convertible into the company’s common stock, have voting rights, and have certain protective voting provisions to help maintain their preferential position.

b)	Legends & Heroes, Inc.

Legends & Heroes is a privately held company that developed and markets garments that constantly delivers cosmetic and other ingredients to the wearer's skin. .. The investment consists of approximately 82,723 shares of common stock representing approximately 3% of the total shares outstanding as of June 30, 2012.

c)	Epec Biofuels Holdings, Inc.

Epec Biofuels ("Epec") is a privately held company that is pursuing the development of ethanol production facilities which utilize sweet sorghum as a feedstock rather than corn or sugarcane. The investment consists of 8,000,000 shares of common stock representing approximately 12% of the total shares outstanding on a fully diluted basis as of June 30, 2012.

Under the terms of the Epec investment agreement dated May 21, 2012:

i)	The Company agreed to purchase 20,000,000 shares of common stock of Epec for the following consideration:

a)	$150,000 cash;

b)	2,250,000 shares of the Company's common stock; and

c)	A commitment to pay an additional $600,000 in cash in four equal payments on June 15, June 30, July 15, and July 31, 2012. This was subsequently amended to one lump sum payment on or before August 15, 2012;

ii)	8,000,000 of the 20,000,000 shares of Epec were issued to the Company and the balance of 12,000,000 shares will be issued upon payment of the $600,000 described immediately above; The Company has not made the $600,000 payment and is not in compliance with the investment agreement. However, Epec has not issued the Company a formal notice of default; and

iii)	The Company has the right through May 2015 to elect one seat on Epec's Board of Directors and a second seat upon payment of the $600,000 described immediately above.

The Company accounted for this investment at cost as follows:

Cash	$150,000
Issuance of 2,250,000 shares of common stock at fair value	22,500

Total	$172,500

5)	Notes Payable

Notes payable as of June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011

Convertible note payable	$1,666,667	$1,666,667

Note payable to related party	566,461	374,382

Other	4,050	10,019

Total	$2,237,178	$2,051,068

The notes payable described above were classified as current liabilities as of June 30, 2012 and December 31, 2011.

a)	Convertible note payable

On December 8, 2010, the Company issued the convertible note payable in connection with the acquisition of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer

This note accrues interest at the rate of 10% per annum and such interest is payable monthly. The principal amount is due in five equal installments at the end of each quarter through June 30, 2012 and matured on that date. Principal and accrued interest is convertible into common stock at the rate of $0.167 per share at any time at the option of the holder. The Company has the option at any time to pay principal and accrued interest with common stock in lieu of cash at the rate of $0.111 per common share.

On March 31, 2011, the Company elected to pay principal of $333,333 and accrued interest of $60,821 through the issuance of 3,547,386 shares of common stock at the rate of $0.111 per share as permitted under the terms of the note.

As of June 30, 2012, the Company is not in compliance with the terms of this note due to non-payment of principle and interest. However, the note holder has not issued the Company a formal notice of default.

b)	Note payable due to a related party

On various dates from December 16, 2010 through June 30, 2012, the Company entered into a series of short term notes with the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors in the aggregate principal amount of $481,297. During that period, principal and interest due for all these notes were consolidated into one note which accrues interest at the rate of 15% per annum and matures on September 30, 2012.

6)	Common Stock

a)	On March 30, 2012, the Company's the Board of Directors approved a resolution implementing a nine-for-one forward stock split of the Company's Common Stock and increasing the total number of authorized shares of Common Stock to 750,000,000. Those actions became effective on May 15, 2012. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted to reflect such actions.

b)	On May 15, 2012, the Company issued 18,032,166 shares of common stock pursuant to the exercise of warrants by the holders for the purchase 27,000,000 shares of common stock utilizing the cashless exercise provision of those instruments. This transaction was accounted for as an increase to common stock of $1,803, representing the par value of the shares issued, with a corresponding decrease to additional paid-in capital

c)	On various dates during the six months ended June 30, 2012, the Company issued 3,515,940 shares of common stock at $0.111 per share to private investors in connection with the exercise of warrants and received proceeds of $390,308.

d)	On various dates during the six months ended June 30, 2012 and 2011, the Company issued 740,016 and 700,875 shares of common stock, respectively, under the terms of a service agreement. Such shares were valued at an average of $0.31 and $0.19 per share, respectively, based upon the then most recent amount per share for which the Company sold shares of common stock to third-party investors and the most recent closing price of the Company's shares. During the three months ended June 30, 2012 and 2011, the Company recorded expense in, then this connection of $96,202 and $100,125, respectively. During the six months ended June 30, 2012 and 2011, the Company recorded expense in this connection of $225,705 and $135,725, respectively. All such amounts were classified in general and administrative expense.

7)	Warrants

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

Assumptions made in calculating the fair value of warrants during the six months ended June 31, 2012 and 2011 were as follows:

	2012	2011

Risk free interest rate	0.3%	0.8% - 2.1%
Dividend yield	Zero	Zero
Volatility	100%	100%
Expected term (in years)	1.6 - 1.7	3.0 - 3.7

On April 13, 2012 and May 14, 2012, the Company entered into warrant repricing agreements wherein the exercise price for Series C, D, and E Warrants of $0.56, $0.44, and $0.33 per share, respectively, were collectively revised to $0.056 per share. The Company recorded no expense during the three months ended June 30, 2012 in connection with such repricing as the incremental fair value was determined to be de minimus.

On May 15, 2012, as previously described in Note 6(b), warrants for the purchase 27,000,000 shares of common stock were exercised by the holders utilizing the cashless exercise provision of those instruments.

A summary of the changes in warrants outstanding during the six months ended June 30, 2012 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at December 31, 2011	47,496,330	$0.33	2.1	-
Granted	-
Exercised - Cash	(3,515,940)	$0.11
Exercised - Cashless exercise	(27,000,000)	$0.11
Forfeited	-
Outstanding at June 30, 2012	16,980,390	$0.17	1.5	-

Warrants exercisable at June 30, 2012	16,980,390	$0.17	1.5	-

8)	Commitments and Contingencies

a)	In connection with the Company's investment in Epec as more fully described in Note 4(c)(i), the Company committed to pay an additional $600,000 in cash on or before August 15, 2012. Upon such payment, Epec will deliver an additional 12,000,000 shares of its common stock to the Company.

b)	The Company is subject to litigation in the ordinary course of business. Management believes that the Company has adequate insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated and that the resolution of any such items will not have a material effect upon the Company's financial position or results of operations.

9)	Licensing/Sale Agreement

One June 7, 2012, the Company entered into an agreement with Biopack Environmental, Inc. ("Biopack") granting it in exchange for the payment of a licensing fee of $10,000 the exclusive right to develop and market for a one year period beginning with the date of the agreement a novel medical applicator owned by the Company that is capable of delivering medicants and internal devices into the human body in an atraumatic fashion.

Terms of this agreement permit Biopack to acquire ownership of this product during the one year period beginning with the date of this agreement by assuming certain liabilities incurred by the Company related to the development of this product. Additionally, under certain terms and conditions during that period, the Company has the right to require Biopack to acquire ownership of this product.

The licensing fee is being amortized to income ratably over the term of the agreement.

Biopack is a related party as it is controlled by the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors,

10)	Discontinued Operations

On March 22, 2011 and as more fully described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2011 as filed with the Commission on May 11, 2012, financial statement footnote 11(c), the Company acquired the operations of iSafe and on November 22, 2011, sold it to a company controlled by the Company's majority shareholder. Consequently, the operating results of that entity are presented in these financial statements as discontinued operations.

Summarized financial information for discontinued operations for the three and six month periods ended June 30, 2011 is a follows:

	Three	Six
	Months	Months
	Ended	Ended
	June 30, 2011	June 30, 2011

Revenues	$170,931	$173,896
Cost of revenues	176,813	188,695
Gross profit (loss)	(5,882)	(14,799)
General and administrative expenses	153,257	173,778
Interest expense	823	1,364
Net loss from discontinued operations	$(159,962)	$(189,941)

11)	Related Party Transactions

a)	As more fully described in Note 5(b), the Company has a note payable due to the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors.

b)	As more fully described in Note 8, on November 22, 2011, the Company sold iSafe to an entity that is controlled by the same individual described in "a" immediately above.

c)	As more fully described in Note 9, on June 7, 2012, the Company entered into a licensing/sale agreement for a novel medical product owned by the Company with an entity that is controlled by the same individual described in "a" immediately above.

d)	Accounts payable due to related parties as of June 30, 2012 includes $11,500 due to the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors, and $8,000 due to Rivercoach Partners, LP, an entity controlled by the Company's Vice President of Investments.

12)	Subsequent Events

a)	On July 16, 2012, the Company signed an extension of a Letter of Intent in connection with the potential acquisition of an operating company in the energy field. Consummation of such a transaction is subject to the completion of due diligence and the negotiation and execution of a stock purchase agreement and other related agreements that are satisfactory to all concerned parties on or before September 30, 2012. The Company can make no assurances or representations as to the probability of the consummation of this transaction.

b)	On July 18, 2012, the Company issued 252,000 shares of common stock at $0.056 per share to private investors in connection with the exercise of warrants and received aggregate proceeds of $14,000.

c)	On July 20, 2012, the Company granted warrants to officers and members of management for the purchase of 23,500,000 shares of common stock at prices ranging from $0.12 to $0.30 per share. Such warrants vest in equal amounts on February 1, 2013, August 1, 2013, and February 1, 2014.

d)	On or before August 31, 2012, the Company is obligated to issue 18,000,000 shares of common stock to a party which holds the convertible promissory note as described in Note 5(a) and 3,000,000 shares of the Company's Series B Convertible Preferred Stock. This obligation arose in July 2012 under the terms of the Asset Purchase Agreement dated December 9, 2010 related to the acquisition of the rights to a royalty stream based on the profits of the Myself pelvic muscle trainer. Specifically, this obligation arose due to the average closing price of the Company's common stock during July 2012 being below a defined price level. Although those shares have not been issued as of the date of this report on Form 10-Q, the Company is in the process of issuing such shares and only administrative matters need to be completed for their actual issuance. Consequently, they have been deemed to have been issued for all share related disclosures in this report.

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

Summary Overview

We were incorporated on April 29, 2010 as I-Web Media, Inc. to pursue a website development and internet marketing business. In connection with a change of control on November 3, 2010, we appointed new management and directors, changed our name to Heartland Bridge Capital, Inc., and changed our business focus to investments and acquisition opportunities primarily in products and companies involved in the market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management.

On March 30, 2012, we decided to further intensify our focus in the energy sector and the related opportunities within and, to that end, we elected to change the name of the Company to InterCore Energy, Inc. While operating as Heartland Bridge Capital, Inc. and as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Commission on May 11, 2012, we have assembled an excellent portfolio of investments in the life sciences arena and look forward to maximizing their value to our shareholders. During the three months ended March 31, 2012, we invested an additional $185,000 in those entities, but do not expect to make any additional investments of that nature in the long term.

During the three months ended June 30, 2012, we invested $172,500 in Epec Biofuels Holdings, Inc. This entity is developing alternative manufacturing technologies and distribution methods for ethanol and represents our first investment in the energy sector. Epec's technology allows sweet sorghum to be used to replace corn as the feedstock for bioethanol production. Sweet sorghum is abundant in supply, has a lower cost than corn, is tolerant of drought conditions, and allows for multiple annual harvests. Using Epec's integrated approach, bioethanol should be produced with dramatically higher yields on a pound-for-pound basis with significant valuable co-products.

For the long term, we believe that the more intense focus under our new name on the many exciting opportunities in the energy sector will provide returns at least as attractive but with better marketplace understanding and response.

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

Liquidity and Capital Resources

We had cash of $6,000 at June 30, 2012 compared to $52,000 at December 31, 2011. This net decrease of $46,000 consisted of:

$535,000	Proceeds from financing activities
(335,000)	Cash used in investing activities
(246,000)	Cash used in operating activities
$(46,000)	Net decrease

We have incurred significant losses and negative cash flows from operations since our inception in April 2010. We have an accumulated deficit of $6,495,000 and a working capital deficiency of $3,129,000 as of June 30, 2012. These conditions raise substantial doubt about our ability to continue as a going concern. We have historically financed our activities through the private placement of equity securities. To date, we have dedicated most of our financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs.

We plan to fund our development and commercialization activities beyond June 30, 2012 primarily through the sale of debt or equity securities. We cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, products, or services that we would otherwise seek to develop or commercialize ourselves.

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

Our accounting policies are described in Note 3 to the condensed financial statements for the six months ended June 30, 2012 contained elsewhere in this report and in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues and Cost of Revenues

Our financial statements for the three months ended June 30, 2012 and 2011 do not report revenues and cost of revenues for iSafe as it was sold in November 2011 and, consequently, all such amounts have been reclassified to discontinued operations.

Revenues of $1,000 reported for the three months ended June 30, 2012 are attributable to the licensing of development and marketing rights to a novel medical applicator.

Research and Development Expense

Research and development expense for the three months ended June 30, 2012 was $30,000 compared to $39,000 for the comparable period in the prior year. Such expenditures were comparable and are attributable to research and development activity associated with the novel medical applicator owned by us.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2012 was $250,000 compared to $411,000 for the comparable period in the prior year. This decrease of $161,000 consisted primarily of decreases of $60,000 in professional fees and $94,000 in stock based compensation expenses associated with activities necessary to establish our operations and implement our business plan. The former was attributable to the absence of unusual and non-recurring activity in 2012 that was present in 2011 associated with the establishment of the business. Professional fees consist of management, legal, financial advisory, audit, and other professional fees while stock-based compensation is a non-cash charge related to equity incentives for management and financial advisors.

Interest Expense

Interest expense for the three months ended June 30, 2012 was $60,000 compared to $44,000 for the comparable period in the prior year. These amounts are attributable to the increase in the various notes payable outstanding during that period.

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

Summarized financial information for discontinued operations for the three months ended June 30, 2011 is a follows:

Revenues	$171,000
Cost of revenues	177,000
Gross profit (loss)	(6,000)
General and administrative expenses	153,000
Interest expense	1,000
Net loss from discontinued operations	$(160,000)

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenues and Cost of Revenues

Our financial statements for the six months ended June 30, 2012 and 2011 do not report revenues and cost of revenues for iSafe as it was sold in November 2011 and, consequently, all such amounts have been reclassified to discontinued operations.

Revenues of $1,000 reported for the six months ended June 30, 2012 are attributable to the licensing of development and marketing rights to a novel medical applicator owned by us.

Research and Development Expense

Research and development expense for the six months ended June 30, 2012 was $91,000 compared to $104,000 for the comparable period in the prior year. Such expenditures were comparable and are attributable to research and development activity associated with the novel medical applicator.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2012 was $579,000 compared to $815,000 for the comparable period in the prior year. This decrease of $236,000 consisted primarily of decreases of $72,000 in professional fees and $127,000 in stock based compensation expenses associated with activities necessary to establish our operations and implement our business plan. The former was attributable to the absence of unusual and non-recurring activity in 2012 that was present in 2011 associated with the establishment of the business. Professional fees consist of management, legal, financial advisory, audit, and other professional fees while stock-based compensation is a non-cash charge related to equity incentives for management and financial advisors.

Interest Expense

Interest expense for the six months ended June 30, 2012 was $116,000 compared to $97,000 for the comparable period in the prior year. These amounts are attributable to the increase in the various notes payable outstanding during that period.

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

Summarized financial information for discontinued operations for the six months ended June 30, 2011 is a follows:

Revenues	$174,000
Cost of revenues	189,000
Gross profit (loss)	(15,000)
General and administrative expenses	174,000
Interest expense	1,000
Net loss from discontinued operations	$(190,000)

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2012,

The purpose of such controls is to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due lack of financial and personnel resources necessary to support the financial reporting function. Management will be taking measures to remediate this deficiency during the balance of 2012 as additional financial and other resources become available.

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

There are no changes to report during the three month period ended June 30, 2012.

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

On April 4, 2012, pursuant to a series of notices of warrant exercise, we issued 2,565,000 shares of our common stock to two non-affiliate holders of our common stock warrants in exchange for $285,000. These shares were issued without a restrictive legend pursuant to U.S. Bankruptcy Code Section 1145. The issuance was exempt from registration pursuant to U.S. Bankruptcy Code Section 1145.

On April 13, 2012, our Board of Directors approved, and we entered into a Warrant Repricing Agreement (the “April Repricing Agreement”) with certain non-affiliate holders of our warrants to reprice and reissue warrants to purchase 9,000,000 shares (post-split) of our common stock. The warrants to be repriced and reissued, were for the purchase of 9,000,000 shares (post-split) of our common stock at $0.56 per share (the “April Existing Warrants”). The parties to the April Warrant Repricing Agreement agreed to cancel the April Existing Warrants and exchange them, on a one to one basis, for new warrants to purchase shares of the common stock of the Company (the “April Repriced Warrants”). The April Repriced Warrants have an exercise price per share of $0.056 with the remaining terms of the warrants staying the same. The issuance of the April Repriced Warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated, familiar with our operations, and there was no solicitation.

On May 14, 2012, our Board of Directors approved, and we entered into a Warrant Repricing Agreement (the “May Repricing Agreement”) with certain non-affiliate holders of our warrants to reprice and reissue warrants to purchase 9,000,000 shares (post-split) of our common stock. The warrants to be repriced and reissued, were for the purchase of 9,000,000 shares (post-split) of our common stock at $0.44 per share and 9,000,000 shares (post-split) of our common stock at $0.33 per share (the “May Existing Warrants”). The parties to the May Warrant Repricing Agreement agreed to cancel the May Existing Warrants and exchange them, on a one to one basis, for new warrants to purchase shares of the common stock of the Company (the “May Repriced Warrants”). The May Repriced Warrants have an exercise price per share of $0.056 with the remaining terms of the warrants staying the same. The issuance of the May Repriced Warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated, familiar with our operations, and there was no solicitation.

On May 15, 2012, we issued a total of 18,032,166 shares (post-split) of our common stock, without restrictive legend, to two non-affiliate shareholders pursuant to the exercise of warrants to purchase 27,000,000 shares (post-split) of common stock utilizing the cashless exercise provision of the warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated, familiar with our operations, and there was no solicitation.

On May 21, 2012, pursuant to a notice of warrant exercise, we issued 90,000 shares of our common stock to one of the holders of our common stock warrants in exchange for $10,000. These shares were issued with a customary Rule 144 restrictive legend. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

On June 13, 2012, we issued a total of Two Million Two Hundred Fifty Thousand (2,250,000) shares of our common stock, with a restrictive legend, to Epec Biofuels Holdings, Inc. (“Epec”), pursuant to a Common Stock Purchase Agreement dated May 21, 2012 between us and Epec. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated, familiar with our operations, and there was no solicitation.

During the three months ended June 30, 2012, pursuant to a Consulting Agreement dated November 4, 2010, as amended, we issued 963,477 shares of our common stock, restricted in accordance with Rule 144, to one non-affiliated investor, which were valued at $325,571. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

Name Change and Forward Stock Split

Effective March 30, 2012, we decided to intensify our focus in the energy sector and the related opportunities within and, to that end, we elected to change the name of the Company to InterCore Energy, Inc. Simultaneously, our Board unanimously adopted, and stockholders holding a majority of the common stock approved, a resolution to effect a nine-for-one (9:1) forward stock split of our outstanding common stock and to increase the number of authorized shares of Common Stock from 250,000,000 to 750,000,000. During the period in which we operated as Heartland Bridge Capital, Inc., we assembled an excellent portfolio of investments in the life sciences arena look forward to maximizing the value of these investments to the benefit of our shareholders. For the longer term, though, we believe that a more intense focus under our new name on the many exciting opportunities in the energy sector will provide comparable or better returns with better marketplace understanding and response.

The corporate actions described in the preceding paragraph went effective on May 16, 2012. As a result of the forward stock split, we had approximately 191,552,814 shares of our common stock outstanding on August 10, 2012. Detailed information regarding these corporate actions can be found in our Definitive Information Statement on Schedule 14-C, filed with the Commission on April 20, 2012.

ITEM 6	Exhibits

(a)	Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amendment to Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of Heartland Bridge Capital, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4*	Amend to Articles of Incorporation of Heartland Bridge Capital, Inc. filed effective May 16, 2012

3.5 (1)	Bylaws of I-Web Media, Inc.

3.6 (5)	Restated Bylaws of Heartland Bridge Capital, Inc.

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

10.25 (9)	Series A Preferred Stock Purchase Agreement by and between Heartland Bridge Capital, Inc. and HepatoChem, Inc. dated September 15, 2011

10.26 (9)	Purchase Agreement by and between Heartland Bridge Capital, Inc. and Digisort, LLC dated November 18, 2011

10.27 (10)	Letter of Intent with Legends & Heroes, Inc. dated December 31, 2011

10.28 (11)	Form of Warrant Repricing Agreement

10.29 (11)	Form of Repriced Warrant

10.30 (12)	Common Stock Purchase Agreement with Epec Biofuels Holdings, Inc. dated May 21, 2012

10.31 (12)	Form of Note with Epec Biofuels Holdings, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

* Filed herewith.

**           Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form 10-12G/A filed with the Commission on August 12, 2010.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 15, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 23, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 30, 2010.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 14, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 24, 2011.
(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2011.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2011.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 8, 2011.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012.
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterCore Energy, Inc.

Dated: August 20, 2012		/s/ James F. Groelinger
	By:	James F. Groelinger
	Its:	Chief Executive Officer

