Form 10-Q/A
period 2012-06-30
InterCore Energy, Inc.
filed 2012-09-21
CIK 1494214

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

Explanatory Note

Pursuant to a permitted grace period allowed by the Securities and Exchange Commission (the “SEC”), our Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with SEC on August 20, 2012, did not include XBRL-compliant financial statements.  As a result, we are filing this Amendment No. 1 to our Report on Form 10-Q/A for the period ended June 30, 2012 for the sole purpose of including our XBRL-compliant financial statements for the period ended June 30, 2012.  We have not updated any other items in this quarterly report and no other changes have been made.

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

InterCore Energy, Inc.

Dated: September 21, 2012		/s/ James F. Groelinger
	By:	James F. Groelinger
	Its:	Chief Executive Officer