Form 10-Q
period 2012-09-30
InterCore Energy, Inc.
filed 2012-11-26
CIK 1494214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 21, 2012, there were 216,568,982 shares of common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

As explained in our Current Report on Form 8-K filed with the Commission on November 14, 2012, as a result of the impact of Hurricane Sandy, we are filing this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Quarterly Report”) under the revised filing deadlines outlined in the Securities and Exchange Commission’s Order and Release No. 68224, a copy of which can be found here: http://www.sec.gov/rules/other/2012/34-68224.pdf. In accordance with the Order, for companies impacted by Hurricane Sandy that could not timely file their periodic reports, the due date for this Quarterly Report was extended to November 21, 2012, and until November 26, 2012, if we availed ourselves of the five day extension allowed by Exchange Act Rule 12b-25. On November 21, 2012, we filed a Notification of Late Filing on Form 12b-25, extending the due date for this Quarterly Report until November 26, 2012.

As noted in the Current Report on Form 8-K, we are a New Jersey-based company with the key members of our management team, including our Chief Executive Officer and Chief Financial Officer, residing in New Jersey. As a result of the impact Hurricane Sandy had on certain parts of New Jersey, these members of our management team were left without electricity, phone service, et cetera, for extended periods of time and/or were displaced completely and, as a result, were not able to timely complete the tasks necessary for us to file this Quarterly Report by the November 14, 2012 due date, or the November 21, 2012 extended due date.

2

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

ITEM 1            Financial Statements

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Note 2)

Assets
Current assets:

Cash	$2,711	$52,422
Prepaid expenses and other current assets	2,458	33,104

Total current assets	5,169	85,526

Investments	910,000	350,000

Total assets	$915,169	$435,526

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable	$446,136	$373,359
Accounts payable due to related parties	38,880	-
Accrued compensation	329,500	138,000
Accrued expenses	260,685	137,100
Convertible note payable	1,666,667	1,666,667
Note payable due to related party	688,893	384,401
Note payable other	1,018	10,019
Deferred revenue	6,849	-

Total liabilities	3,438,628	2,709,546

Commitments and contingencies	-	-

Stockholders' deficiency:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares of Series A with a liquidation preference of $100,000 and 4,500,000 shares of Series B with a liquidation preference of $750,000 issued and outstanding as of September 30, 2012 and December 31, 2011	650	500

Common stock, $0.0001 par value, 750,000,000 shares authorized, 206,922,310 and 148,464,180 and issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	20,692	14,846

Additional paid-in capital	5,090,967	3,419,264

Accumulated deficit	(7,635,768)	(5,708,630)

Total stockholders' deficiency	(2,523,459)	(2,274,020)

Total liabilities and stockholders' deficiency	$915,169	$435,526

The accompanying notes are an integral part of these condensed financial statements.

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

Condensed Statement of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues from related party	$2,521	$-	$3,151	$-

Cost of revenues	-	-	-	-

Gross profit (loss)	2,521	-	3,151	-

Operating expenses:

Research and development	30,000	37,259	121,450	141,131
General and administrative	193,846	448,118	772,898	1,263,417
Charge for shares issued in connection with Myself acquisition agreement (Note 6(g))	855,000	-	855,000	-

Total operating expenses	1,078,846	485,377	1,749,348	1,404,548

Operating loss	(1,076,325)	(485,377)	(1,746,197)	(1,404,548)

Other expense - Interest	(64,852)	(46,176)	(180,941)	(143,262)

Net loss from continuing operations	(1,141,177)	(531,553)	(1,927,138)	(1,547,810)

Loss from discontinued operations	-	(189,193)	-	(379,134)

Net loss	$(1,141,177)	$(720,746)	$(1,927,138)	$(1,926,944)

Net loss per common share - Basic and diluted
Continuing operations	$(0.006)	$(0.004)	$(0.012)	$(0.011)
Discountinued operations	-	$(0.001)	$-	$(0.003)
	$(0.006)	$(0.005)	$(0.012)	$(0.013)

Weighted average common shares outstanding - Basic and diluted	188,195,677	148,063,068	166,903,634	144,438,534

The accompanying notes are an integral part of these condensed financial statements.

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

Condensed Statement of Stockholders' Deficiency

For the Nine Months Ended September 30, 2012

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, December 31, 2011	2,000,000	$200	3,000,000	$300	148,464,180	$14,846	$3,419,264	$(5,708,630)	$(2,274,020)

Issuance of common stock for cash in connection with exercise of warrants (Note 6(b))	-	-	-	-	3,515,940	352	390,308	-	390,660

Issuance of shares in connection with the cashless exercise of warrants (Notes 6(b) and 7)	-	-	-	-	18,032,166	1,803	(1,803)	-	-

Issuance of shares in connection with investment in Epec Biofuels Holdings, Inc. (Notes 4(c) and 6(d))	-	-	-	-	10,000,000	1,000	99,000	-	100,000

Issuance of common stock for cash (Notes 6(e) and 6(f))	-	-	-	-	7,800,000	780	38,220	-	39,000

Issuance of shares in connection with Myself acquisition agreement (Note 6(g))	-	-	1,500,000	150	18,000,000	1,800	853,050	-	855,000

Shares issued for services (Note 6(h))	-	-	-	-	1,110,024	111	258,895	-	259,006

Share-based compensation	-	-	-	-	-	-	34,033	-	34,033

Net loss	-	-	-	-	-	-	-	(1,927,138)	(1,927,138)

Balance, September 30, 2012	2,000,000	$200	4,500,000	$450	206,922,310	$20,692	$5,090,967	$(7,635,768)	$(2,523,459)

The accompanying notes are an integral part of these condensed financial statements.

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

Condensed Statement of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2012	2011

Cash flows used in operating activities:

Net loss	$(1,927,138)	$(1,547,810)

Loss from discountinued operations	-	(379,134)

Loss from continuing operations	(1,927,138)	(1,926,944)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation expense:
Common shares issued for services	259,006	235,739
Warrants issued for services	34,033	335,212
Charge for shares issued in connection with Myself acquisition agreement (Note 6(g))	855,000	-

Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	30,646	14,467
Increase in accounts payable	72,777	448,243
Increase in accounts payable due to related parties	38,880	-
Increase in accrued compensation	191,500	106,500
Increase in accrued expenses	177,927	48,442
Increase in deferred revenue	6,849	-

Net cash used in continuing operations	(260,520)	(738,341)

Net cash provided by discontinued operations	-	166,776

Net cash used in operations	(260,520)	(571,565)

Cash flows provided by (used in) investing activities:

Investment in HepatoChem	(110,000)	-
Investment in Legends & Heroes	(75,000)	-
Investment in Epec	(275,000)	-

Net cash used in investing activities in continuing operations	(460,000)	-

Net cash provided by the acquisition of discountinued operations	-	229,819

Net cash provided by (used in) investing activities	(460,000)	229,819

Cash flows provided by (used in) financing activities:

Proceeds from sale of common stock	39,000	97,703
Proceeds from the exercise of warrants	390,660	171,650
Proceeds from issuance of notes payable to related party	250,150	81,297
Repayment of notes payable	(9,001)	(9,103)

Net cash flows provided by financing activities in continuing operations	670,809	341,547

Net cash flows used in financing activities in discontinued operations	-	(16,173)

Net cash flows provided by financing activities	670,809	325,374

Net increase (decrease) in cash	(49,711)	(16,372)

Cash - Beginning of period	52,422	19,997

Cash - End of period	$2,711	$3,625

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,625	$193
Income taxes	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of common stock - Cashless exercise of warrants	$1,803	$-
Issuance of common stock - Investment in Epec Biofuels Holdings, Inc.	$100,000	$-
Issuance of Series A Convertible Preferred Stock - Satisfaction of subscription liability	$-	$100,000
Issuance of Series B Convertible Preferred Stock - Satisfaction of subscription liability	$-	$750,000
Issuance of common stock in payment of principal and interest	$-	$521,894

Acquisition of iSafe companies:
Acquisition of assets other than cash	$-	$1,089,373
Assumption of liabilities	$-	$348,792
Issuance of common stock	$-	$875,000
Issuance of warrants	$-	$95,400

The accompanying notes are an integral part of these condensed financial statements.

InterCore Energy, Inc. and Subsidiaries

(Formerly Heartland Bridge Capital, Inc.)

Notes to the Condensed Financial Statements

September 30, 2012

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). However, in the opinion of management, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2012 and the related statements of operations and cash flows for the interim period then ended. The balance sheet amounts as of December 31, 2011 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K/A for the fiscal year ended December 31, 2011 on May 11, 2012.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $7,635,768 as of September 30, 2012. Cash used in operating activities during the nine months ended September 30, 2012 totaled $260,520 and it has a working capital deficiency of $3,433,459 as of September 30, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically financed its activities through the private placement of equity securities. To date, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs.

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

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Such estimates include, but are not limited to, the valuation of investments, the valuation of deferred tax assets, and stock-based compensation expense. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Stock-based compensation expense aggregated $67,304 and $201,686 for the three months ended September 30, 2012 and 2011, respectively, and $293,009 and $570,951 for the nine months ended September 30, 2012 and 2011, respectively was classified in general and administrative expense.

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2012 and 2011:

	2012	2011

Warrants	40,480,390	48,630,150
Series A Convertible Preferred Stock	18,000,000	18,000,000
Series B Convertible Preferred Stock	202,500,000	135,000,000
Convertible note	17,256,168	15,572,061
Total	278,236,558	217,382,211

Investments - The Company accounts for investments in other entities under the cost method of accounting when the Company does not hold a significant interest in nor has any management control over those entities.

Fair Value - The Company determines the estimated fair value of amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that we could realize in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of September 30, 2012 and December 31, 2011 and, as of those dates, the carrying value of all amounts approximates fair value.

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

The following are the major categories of assets measured at fair value during the nine months ended September 30, 2012, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

Level 1:
	Quoted Prices	Level 2:	Level 3:	Total	Total
	In Active	Significant	Significant	Assets	Impairment
	Markets For	Other	Unobservable	As Of	For
	Identical	Observable	Inputs	The Period	The Period
	Assets	Inputs		Ended	Ended

Investments	$-	$-	$910,000	$910,000	$-

Based on its assessments, the Company did not record any asset impairment charges during the nine months ended September 30, 2012 and 2011, Additionally, there were no changes in fair value, including net transfers in and/or out of the Level 3 type asset/liability category, of all financial asset and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the three and nine months ended September 30, 2012 and 2011.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determined that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on its assessments, the Company did not incur any impairment charges during the nine months ended September 30, 2012 and 2011.

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

4)	Investments

Investments as of September 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011

HepatoChem, Inc.	$210,000	$100,000

Legends and Heroes, Inc	325,000	250,000

Epec Biofuels Holdings, Inc.	375,000	-

Total	$910,000	$350,000

The Company owns 12% or less of the common stock of each entity on a fully diluted basis, and has no control or significant influence over management. All such investments are accounted for utilizing the cost method of accounting

a)	HepatoChem, Inc.

HepatoChem is a privately held company that offers pharmaceutical and biotech companies a reliable and efficient means of accessing small molecule metabolites in quantities needed in the drug development process. The investment consists of 21,000 shares of Series A Convertible Preferred Stock as of September 30, 2012 representing no more than approximately 4% of the total shares outstanding on a fully diluted basis as of that date. Such securities have liquidation preference over the company’s common stock, are convertible into the company’s common stock, have voting rights, and have certain protective voting provisions to help maintain their preferential position.

b)	Legends & Heroes, Inc.

Legends & Heroes is a privately held company that developed and markets garments that constantly delivers cosmetic and other ingredients to the wearer's skin. The investment consists of approximately 82,723 shares of common stock as of September 30, 2012 representing no more than approximately 3% of the total shares outstanding as ofthat date.

c)	Epec Biofuels Holdings, Inc.

Epec Biofuels ("Epec") is a privately held company that is pursuing the development of ethanol production facilities which utilize sweet sorghum as a feedstock rather than corn or sugarcane. The investment consists of 8,000,000 shares of common stock as of September 30, 2012 representing no more than approximately 12% of the total shares outstanding on a fully diluted basis as of that date.

Under the terms of the Epec investment agreement dated May 21, 2012:

i)	The Company agreed to purchase 20,000,000 shares of common stock of Epec for the following consideration:

a)	$150,000 cash;

b)	2,250,000 shares of the Company's common stock; and

c)	A commitment to pay an additional $600,000 in cash on or before August 15, 2012;

The terms of this commitment were modified on August 23, 2012 and the Company made payment aggregating $50,000 through that date. The new terms provided for the remaining $550,000 to be paid in twenty-two weekly installments of $25,000 beginning on September 7, 2012 and ending on February 1, 2013. In connection with the modification of the terms of this agreement, the Company agreed to issue an additional 7,750,000 shares of the Company's common stock which has been valued at fair market value and recorded as an additional cost of the investment in Epec. The Company has made three of the installment payments described above and is not in compliance with the investment agreement. However, Epec has not issued the Company a formal notice of default and the parties are currently negotiating a resolution to this situation.

ii)	8,000,000 of the 20,000,000 shares of Epec were issued to the Company and the balance of 12,000,000 shares will be issued upon payment of the $600,000 described above; and

iii)	The Company has the right through May 2015 to elect one seat on Epec's Board of Directors and a second seat upon payment of the $600,000 described above. Effective July 6, 2012, the Company appointed its President and Chief Executive Officer to Epec's Board of Directors.

The Company accounted for this investment at cost as follows:

Cash	$275,000
Issuance of 10,000,000 shares of common stock at fair value	100,000

Total	$375,000

5)	Notes Payable

Notes payable as of September 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011

Convertible note payable	$1,666,667	$1,666,667

Note payable due to related party	688,893	374,382

Other	1,018	10,019

Total	$2,356,578	$2,051,068

The notes payable described above were classified as current liabilities as of September 30, 2012 and December 31, 2011.

a)	Convertible note payable

On December 8, 2010, the Company issued the convertible note payable in connection with the acquisition of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer

This note accrues interest at the rate of 10% per annum and such interest is payable monthly. The principal amount was due in five equal installments at the end of each quarter through June 30, 2012 and matured on that date. Principal and accrued interest is convertible into common stock at the rate of $0.167 per share at any time at the option of the holder. The Company has the option at any time to pay principal and accrued interest with common stock in lieu of cash at the rate of $0.111 per common share.

On March 31, 2011, the Company elected to pay principal of $333,333 and accrued interest of $60,821 through the issuance of 3,547,386 shares of common stock at the rate of $0.111 per share as permitted under the terms of the note.

As of September 30, 2012, the Company is not in compliance with the terms of this note due to non-payment of principle and interest. However, the note holder has not issued the Company a formal notice of default.

On November 1, 2012 and November 20, 2012 as more fully described in Note 12(b), the note holder purchased shares of the Company's common stock for cash payments aggregating $15,000.

b)	Note payable due to a related party

On various dates from December 16, 2010 through September 30, 2012, the Company entered into a series of short term notes with the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors in the aggregate principal amount of $581,447. During that period, principal and interest due for all these notes were consolidated into one note in the principal amount of $688,893which accrues interest at the rate of 15% per annum and matures on December 31, 2012.

6)	Common and Preferred Stock

a)	On March 30, 2012, the Company's the Board of Directors approved a resolution implementing a nine-for-one forward stock split of the Company's Common Stock and increasing the total number of authorized shares of Common Stock to 750,000,000. Those actions became effective on May 15, 2012. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted to reflect such actions.

b)	On various dates from February 10, 2012 through May 16, 2012, the Company issued 3,515,940 shares of common stock at $0.111 per share to private investors in connection with the exercise of warrants and received proceeds of $390,308.

c)	On May 15, 2012, the Company issued 18,032,166 shares of common stock pursuant to the exercise of warrants by the holders for the purchase 27,000,000 shares of common stock utilizing the cashless exercise provision of those instruments. This transaction was accounted for as an increase to common stock of $1,803, representing the par value of the shares issued, with a corresponding decrease to additional paid-in capital.

d)	On May 21, 2012 and August 23, 2012, the Company issued an aggregate of 10,000,000 shares of common stock in connection with an investment in Epec Biofuels Holdings, Inc. as more fully described in Note 4(c).

e)	On July 18, 2012, the Company issued 2,800,000 shares of common stock at $0.05 per share to a private investor and received proceeds of $14,000.

f)	On July 25, 2012, the Company issued 5,000,000 shares of common stock at $0.05 per share to the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors, and received proceeds of $25,000.

g)	On August 31, 2012, the Company issued 18,000,000 shares of common stock and 1,500,000 shares of Series B Convertible Preferred Stock pursuant to the terms of an agreement dated December 9, 2010 for the acquisition of a royalty stream related to the Myself pelvic muscle trainer. Under the terms of that agreement, the Company was obligated to issue these additional shares as the average closing stock price during the month of July 2012 did not meet certain thresholds specified in the agreement. Terms of that agreement are more fully described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2011 as filed with the Commission on May 11, 2012, financial statement footnote 11(a),

These shares of common stock and Series B Preferred Stock were valued at $0.01 and $0.45 per share, respectively, for total amounts of $180,000 and $675,000, respectively, based upon the most recent closing price of the Company's shares on the date of issuance. During the year ended December 31, 2011, the Company recorded an impairment charge which represented the full carrying value of the Myself pelvic muscle trainer intangible asset. Therefore, the $855,000 aggregate value of these shares was recorded as an expense charge to expenses during the three months ended September 30, 2012.

h)	On various dates during the nine months ended September 30, 2012 and 2011, the Company issued 1,110,024 and 1,124,586 shares of common stock, respectively, under the terms of a service agreement. Such shares were valued at an average of $0.23 and $0.25 per share, respectively, based upon the most recent closing price of the Company's shares. During the three months ended September 30, 2012 and 2011, the Company recorded expense in this connection of $33,301 and $140,989, respectively. During the nine months ended September 30, 2012 and 2011, the Company recorded expense in this connection of $259,006 and $276,714, respectively. All such amounts were classified in general and administrative expense.

7)	Warrants

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

Assumptions made in calculating the fair value of warrants during the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011

Risk free interest rate	0.3% - 1.7%	0.8% - 2.1%
Dividend yield	Zero	Zero
Volatility	100%	100%
Expected term (in years)	1.6 - 10.0	3.0 - 3.7

On April 13, 2012 and May 14, 2012, the Company entered into warrant repricing agreements wherein the exercise price for Series C, D, and E Warrants of $0.56, $0.44, and $0.33 per share, respectively, were collectively revised to $0.056 per share. The Company recorded no expense during the three months ended June 30, 2012 in connection with such repricing as the incremental value was determined to be de minimus.

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

A summary of the changes in warrants outstanding during the nine months ended September 30, 2012 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at December 31, 2011	47,496,330	$0.33	2.1	-
Granted	23,500,000	$0.21
Exercised - Cash	(3,515,940)	$0.06
Exercised - Cashless exercise	(27,000,000)	$0.06
Forfeited	-
Outstanding at September 30, 2012	40,480,390	$0.14	6.1	-

Warrants exercisable at September 30, 2012	16,980,390	$0.18	1.3	-

8)	Commitments and Contingencies

a)	In connection with the Company's investment in Epec as more fully described in Note 4(c)(i)(c), the Company committed to pay an additional $475,000 in cash. Upon such payment, Epec will deliver an additional 12,000,000 shares of its common stock to the Company.

b)	The Company is subject to litigation in the ordinary course of business. Management believes that the Company has adequate insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated and that the resolution of any such items will not have a material effect upon the Company's financial position or results of operations.

9)	Licensing/Sale Agreement

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

Summarized financial information for discontinued operations for the three and nine month periods ended September 30, 2011 is a follows:

	Three	Nine
	Months	Months
	Ended	Ended
	September 30, 2011	September 30, 2011

Revenues	$109,129	$283,025
Cost of revenues	176,984	365,679
Gross profit (loss)	(67,855)	(82,654)
General and administrative expenses	119,416	293,194
Interest expense	1,922	3,286
Net loss from discontinued operations	$(189,193)	$(379,134)

11)	Related Party Transactions

a)	As more fully described in Note 8, on November 22, 2011, the Company sold iSafe to an entity that is controlled by one of the Company's Directors. That individual also controls the Rockland Group, the Company's majority shareholder.

b)	As more fully described in Note 9, on June 7, 2012, the Company entered into a licensing/sale agreement for a novel medical product owned by the Company with an entity that is controlled by one of the Company's Directors. That individual also controls the Rockland Group, the Company's majority shareholder.

c)	As more fully described in Note 6(f), on July 25, 2012 the Company sold shares of common stock to the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors.

d)	As more fully described in Note 5(b), as of September 30, 2012, the Company has a note payable due to the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors.

e)	Accounts payable due to related parties as of September 30, 2012 consists of $11,500 due to the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors, and $27,300 due to Rivercoach Partners, LP, an entity controlled by the Company's Vice President of Investments.

12)	Subsequent Events

a)	The Company is currently performing due diligence in connection with the potential acquisition of an operating company in the energy field. Consummation of such a transaction is subject to the completion of such due diligence and the negotiation and execution of a stock purchase agreement and other related agreements that are satisfactory to all concerned parties. The Company can make no assurances or representations as to the probability of the consummation of this transaction.

b)	On November 1, 2012 and November 20, 2012, the Company issued an aggregate of 4,500,000 shares of common stock at $0.034 per share to the holder of the convertible note payable described in Note 5(a) and received aggregate proceeds of $15,000.

c)	On November 6, 2012, the Company issued 4,900,000 shares of common stock at $0.034 per share to private investors and received aggregate proceeds of $16,500.

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

During the six months ended September 30, 2012, we invested $375,000 in Epec Biofuels Holdings, Inc. This entity is developing alternative manufacturing technologies and distribution methods for ethanol and represents our first investment in the energy sector. Epec's technology allows sweet sorghum to be used to replace corn as the feedstock for bioethanol production. Sweet sorghum is abundant in supply, has a lower cost than corn, is tolerant of drought conditions, and allows for multiple annual harvests. Using Epec's integrated approach, bioethanol should be produced with dramatically higher yields on a pound-for-pound basis with significant valuable co-products.

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

Liquidity and Capital Resources

We had cash of $3,000 at September 30, 2012 compared to $52,000 at December 31, 2011. This net decrease of $49,000 consisted of:

$671,000	Proceeds from financing activities
(460,000)	Cash used in investing activities
(260,000)	Cash used in operating activities
$(49,000)	Net decrease

We have incurred significant losses and negative cash flows from operations since our inception in April 2010. We have an accumulated deficit of $7,636,000 and a working capital deficiency of $3,433,000 as of September 30, 2012. These conditions raise substantial doubt about our ability to continue as a going concern. We have historically financed our activities through the private placement of equity securities. To date, we have dedicated most of our financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs.

We plan to fund our development and commercialization activities beyond September 30, 2012 primarily through the sale of debt and/or equity securities. We cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that we secure additional debt or raise funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, products, or services that we would otherwise seek to develop or commercialize ourselves.

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

Our accounting policies are described in Note 3 to the condensed financial statements for the nine months ended September 30, 2012 contained elsewhere in this report and in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2011.

Results of Operations

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues and Cost of Revenues

Our financial statements for the three months ended September 30, 2012 and 2011 do not report revenues and cost of revenues for iSafe as it was sold in November 2011 and, consequently, all such amounts have been reclassified to discontinued operations.

Revenues of $3,000 reported for the three months ended September 30, 2012 are attributable to the licensing of development and marketing rights to a novel medical applicator.

Research and Development Expense

Research and development expense for the three months ended September 30, 2012 was $30,000 compared to $37,000 for the comparable period in the prior year. Such expenditures were comparable and are attributable to research and development activity associated with the novel medical applicator owned by us.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2012 was $194,000 compared to $448,000 for the comparable period in the prior year. This decrease of $254,000 consisted primarily of decreases of $129,000 in professional fees and $135,000 in stock based compensation expenses associated with activities necessary to establish our operations and implement our business plan. The former was attributable to the absence of unusual and non-recurring activity in 2012 that was present in 2011 associated with the establishment of the business and the ownership of iSafe. Professional fees consist of management, legal, financial advisory, audit, and other professional fees while stock-based compensation is a non-cash charge related to equity incentives for management and financial advisors.

Charge for Shares Issued in Connection With the Myself Acquisition

During the three months ended September 30, 2012, the Company issued 18,000,000 shares of common stock and 1,500,000 shares of Series B Convertible Preferred Stock pursuant to the terms of the agreement dated concerning the acquisition of the Myself pelvic muscle trainer royalty stream in December 2010. Under the terms of that agreement, the Company was obligated to issue these additional shares if the average closing stock price of the Company's common stock during the month of July 2012 did not meet certain specified price thresholds. The fair value of these additional shares were determined to be $855,000 and the Company recorded an expense in that amount during the three months ended September 30, 2012. There was no similar expense during the comparable period in the prior year.

Interest Expense

Interest expense for the three months ended September 30, 2012 was $65,000 compared to $46,000 for the comparable period in the prior year. These amounts are attributable to the increase in the various notes payable outstanding during that period.

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

Summarized financial information for discontinued operations for the three months ended September 30, 2011 is a follows:

Revenues	$109,000
Cost of revenues	177,000
Gross profit (loss)	(68,000)
General and administrative expenses	119,000
Interest expense	2,000
Net loss from discontinued operations	$(189,000)

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenues and Cost of Revenues

Our financial statements for the nine months ended September 30, 2012 and 2011 do not report revenues and cost of revenues for iSafe as it was sold in November 2011 and, consequently, all such amounts have been reclassified to discontinued operations.

Revenues of $3,000 reported for the nine months ended September 30, 2012 are attributable to the licensing of development and marketing rights to a novel medical applicator owned by us.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2012 was $121,000 compared to $141,000 for the comparable period in the prior year. Such expenditures were generally comparable and are attributable to research and development activity associated with the novel medical applicator.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2012 was $773,000 compared to $1,263,000 for the comparable period in the prior year. This decrease of $490,000 consisted primarily of decreases of $223,000 in professional fees and $278,000 in stock based compensation expenses associated with activities necessary to establish our operations and implement our business plan. The former was attributable to the absence of unusual and non-recurring activity in 2012 that was present in 2011 associated with the establishment of the business and the ownership of iSafe. Professional fees consist of management, legal, financial advisory, audit, and other professional fees while stock-based compensation is a non-cash charge related to equity incentives for management and financial advisors.

Charge for Shares Issued in Connection With the Myself Acquisition

During the nine months ended September 30, 2012, the Company issued 18,000,000 shares of common stock and 1,500,000 shares of Series B Convertible Preferred Stock pursuant to the terms of the agreement dated concerning the acquisition of the Myself pelvic muscle trainer royalty stream in December 2010. Under the terms of that agreement, the Company was obligated to issue these additional shares if the average closing stock price of the Company's common stock during the month of July 2012 did not meet certain specified price thresholds. The fair value of these additional shares were determined to be $855,000 and the Company recorded an expense in that amount during the three months ended September 30, 2012. There was no similar expense during the comparable period in the prior year.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was $181,000 compared to $143,000 for the comparable period in the prior year. These amounts are attributable to the increase in the various notes payable outstanding during that period.

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

Summarized financial information for discontinued operations for the nine months ended September 30, 2011 is a follows:

Revenues	$283,000
Cost of revenues	366,000
Gross profit (loss)	(83,000)
General and administrative expenses	293,000
Interest expense	3,000
Net loss from discontinued operations	$(379,000)

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2012,

The purpose of such controls is to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due lack of financial and personnel resources necessary to support the financial reporting function. Management will be taking measures to remediate this deficiency during the balance of 2012 as additional financial and other resources become available.

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

There are no changes to report during the three month period ended September 30, 2012.

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

ITEM1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2012, we issued 7,750,000 shares of our common stock with a restrictive legend to Epec Biofuels Holdings, Inc. in connection with the modification of an agreement related to our investment in that company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated, familiar with our operations, and there was no solicitation.

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

ITEM 6	Exhibits

(a)	Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amendment to Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of Heartland Bridge Capital, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4*	Amend to Articles of Incorporation of Heartland Bridge Capital, Inc. filed November 26, 2012 (effective May 16, 2012)

3.5 (1)	Bylaws of I-Web Media, Inc.

3.6 (5)	Restated Bylaws of Heartland Bridge Capital, Inc.

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

10.25 (9)	Series A Preferred Stock Purchase Agreement by and between Heartland Bridge Capital, Inc. and HepatoChem, Inc. dated September 15, 2011

10.26 (9)	Purchase Agreement by and between Heartland Bridge Capital, Inc. and Digisort, LLC dated November 18, 2011

10.27 (10)	Letter of Intent with Legends & Heroes, Inc. dated December 31, 2011

10.28 (11)	Form of Warrant Repricing Agreement

10.29 (11)	Form of Repriced Warrant

10.30 (12)	Common Stock Purchase Agreement with Epec Biofuels Holdings, Inc. dated May 21, 2012

10.31 (12)	Form of Note with Epec Biofuels Holdings, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form 10-12G/A filed with the Commission on August 12, 2010.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 15, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 23, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 30, 2010.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 14, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 24, 2011.
(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2011.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2011.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 8, 2011.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012.
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterCore Energy, Inc.

Dated: November 26, 2012		/s/ James F. Groelinger
	By:	James F. Groelinger
	Its:	Chief Executive Officer

