Form 10-K/A
period 2011-12-31
InterCore Energy, Inc.
filed 2012-11-30
CIK 1494214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 3

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 3 to our Form 10-K/A for the fiscal year ended December 31, 2011 is being filed to modify Item 9A(b) Management Report on Internal Control Over Financial Reporting to include a statement indicating our management’s conclusion that our disclosure controls and procedures were not effective for the year ended December 31, 2011. We have not updated any other items in this annual report and no other changes have been made.

2

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

As previously indicated in Item, 9A(a) above, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level and, therefore, a material weakness existed in our internal control over financial reporting as of that date.

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heartland Bridge Capital, Inc.

Dated: November 30, 2012		/s/ James F. Groelinger
	By:	James F. Groelinger
Chief Executive Officer
and a Director

Dated: November 30, 2012		/s/ Frederick Larcombe
	By:	Frederick Larcombe
Chief Financial Officer and Secretary

Dated: November 30, 2012		/s/ Wayne LeBlanc
	By:	Wayne LeBlanc
Executive Vice President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 30, 2012		/S/ Harry Pond
	By:	Harry Pond
Director

Dated: November 30, 2012		/s/ James F. Groelinger
	By:	James F. Groelinger
Chief Executive Officer
and a Director

/s/ Frederick Larcombe
Dated: November 30, 2012	By:	Frederick Larcombe
Chief Financial Officer and Secretary

Dated: November 30, 2012		/s/ Wayne LeBlanc
	By:	Wayne LeBlanc
Executive Vice President and a Director

4