Form 10-K/A
period 2011-12-31
InterCore Energy, Inc.
filed 2013-01-15
CIK 1494214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 4

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

EXPLANATORY NOTE

This Amendment No.4 to our Form 10-K/A for the fiscal year ended December 31, 2011 is being filed to modify Item 9A(b) Management Report on Internal Control Over Financial Reporting to include a statement indicating our management’s conclusion that our internal controls over financial reporting were not effective for the year ended December 31, 2011. We have not updated any other items in this annual report and no other changes have been made.

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

(b)	Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of December 31, 2011, our internal control over financial reporting, were not effective at the reasonable assurance level:

•	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations and possibly the delays we encountered with the iSafe transaction. Reporting companies have been required to provide written documentation of key internal controls over financial reporting beginning with fiscal years ended on or after December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

InterCore Energy, Inc.

Dated: January 15, 2013		/s/ James F. Groelinger
	By:	James F. Groelinger
Chief Executive Officer
and a Director

Dated: January 15, 2013		/s/ Frederick Larcombe
	By:	Frederick Larcombe
Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 15, 2013		/S/ Harry Pond
	By:	Harry Pond
Director

Dated: January 15, 2013		/s/ James F. Groelinger
	By:	James F. Groelinger
Chief Executive Officer
and a Director

/s/ Frederick Larcombe
Dated: January 15, 2013	By:	Frederick Larcombe
Chief Financial Officer and Secretary

4