Form 10-K
period 2012-12-31
InterCore Energy, Inc.
filed 2013-06-25
CIK 1494214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $984,393 as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 196,878,585 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 20, 2013, there were 747,045,896 shares of common stock, par value $0.0001, issued and outstanding.

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

InterCore Energy, Inc.

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

ITEM 1 – BUSINESS

Corporate History Through December 31, 2012

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

In furtherance of our business focus, we purchased two material assets in December 2010 that gave us material operations: i) a portion of the proceeds from sales of the Myself® pelvic muscle trainer; and ii) a patent application for a novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage). Subsequent to these purchases we entered into agreements with, and made payments to, third parties to test and develop the market for our medical applicator. We also made investments in several companies with operations in our niche markets, namely HepatoChem, Inc. and Legends and Heroes, Inc.

Acquisition of Myself® Cash Flow Asset

On December 8, 2010, we entered into an Asset Purchase Agreement with New Horizon, Inc., a Texas corporation (the “New Horizon Agreement”). On December 9, 2010, the transactions contemplated by the New Horizon Agreement closed (the “Closing”). Pursuant to the New Horizon Agreement, we acquired certain assets from New Horizon, including the right to receive any proceeds New Horizon was entitled to receive from the sale of the Myself® pelvic muscle trainer. The calculation of the amounts we were entitled to receive from the sales of the Myself® pelvic muscle trainer are listed on Exhibit A to the New Horizon Agreement, which is incorporated herein as Exhibit 10.8.

Under the New Horizon Agreement, as consideration for the Asset, we agreed to issue to New Horizon the following: (i) a convertible promissory note in the principal amount of Two Million Dollars ($2,000,000), convertible into our common stock at the conversion ratio of One Dollar Fifty Cents ($1.50) per share, with the option by us to pay the note with our common stock in lieu of cash at the rate of one share of our common stock per One Dollar ($1) being paid (see Exhibit 10.2, attached hereto); (ii) Four Million (4,000,000) shares of our common stock, restricted in accordance with Rule 144; and (iii) Three Million (3,000,000) shares of a new series of preferred stock (the “Series B Convertible Preferred Stock”) to be created by us, restricted in accordance with Rule 144, with the following rights and preferences: (i) dividend rights equal to the dividend rights of our common stock; (ii) liquidation preference over our common stock and equal to that of our Series A Convertible Preferred Stock; (iii) each share of Series B Convertible Preferred Stock will be convertible into five (5) shares of our common stock; (iv) no redemption rights; (v) no call rights by us; and (vi) each share of Series B Convertible Preferred Stock will have one (1) vote on all matters validly brought to our common stockholders, with the other rights and preferences to be determined by the our Board of Directors. On August 31, 2012 and under the terms of the New Horizon Agreement, we issued an additional 1,500,000 and 18,000,000 shares of Series B Convertible Preferred and Common Stock, respectively, as the average closing price of our Common Stock did not meet a specified price threshold during July 2012.

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

On August 11, 2011, we filed an amended Current Report on Form 8-K/A with the audited financial statements of the iSafe Entities for the year ended December 31, 2011. According to those audited financial statements, the iSafe Entities had combined revenues of approximately $1.3 million in 2010, an increase of approximately 50% over the 2009 revenues of approximately $0.9 million. Major iSafe Entities’ customers include companies in the energy, telecommunications, engineering, and medical sectors.

On November 22, 2011, we sold the iSafe Entities to a company controlled by our majority shareholder for a cash payment of $250,000 plus 130,000 shares of our common stock (restricted under Rule 144) and warrants for the purchase of 50,000 shares of our common stock with an exercise price of $3.05. We realized a gain of approximately $163,000 in connection with this transaction.

Effective March 31, 2012, we decided to further intensify our focus in the energy sector and the related opportunities within and, to that end, we elected to change the name of the Company to InterCore Energy, Inc. Simultaneously, our Board unanimously adopted, and stockholders holding a majority of the common stock approved, a resolution to effect a nine-for-one (9:1) forward stock split of our outstanding common stock and to increase the number of authorized shares of Common Stock from 250,000,000 to 750,000,000. These actions were effective May 16, 2012.

Epec Transaction

On May 21, 2012, we entered into a Common Stock Purchase Agreement with Epec Biofuels Holdings, Inc. (“Epec”). Under the terms of the agreement we agreed to purchase Twenty Million (20,000,000) shares of Epec’s common stock, par value $0.0001 per share, at a purchase price of Five Cents ($0.05) per Share, for total consideration of One Million Dollars ($1,000,000), (the “Consideration”) payable as follows: (i) One Hundred Fifty Thousand Dollars ($150,000) paid upon execution thereof, (ii) Six Hundred Thousand Dollars ($600,000) paid by us in 4 installments of $150,000 each on each of June 15, 2012, June 30, 2012, July 15, 2012, and July 31, 2012 (the “Installment Payments”) pursuant to the terms of a promissory note, and (iii) Two Million Two Hundred Fifty Thousand (2,250,000) shares of our common stock, restricted in accordance with Rule 144. The shares represent approximately 20% of Epec’s outstanding common stock, on a fully diluted basis. Under the Agreement we had the right to appoint one person to Epec’s Board of Directors upon execution of the agreement and a second director upon payment of the fourth Installment Payment. After several amendments to the promissory note we issued Epec a total of thirty five million (35,000,000) shares of our common stock and paid Epec a total of $275,000 in exchange for a total of twelve million five hundred thousand (12,500,000) shares of Epec’s common stock. As of the date of this report, there are no additional monies or shares due and owing to Epec, and Epec does not owe us any shares.

Corporate History Subsequent to December 31, 2012

SRG Transaction

On January 23, 2013, we consummated a transaction with SRG, Inc., a Quebec Province corporation (“SRG”), and the shareholders of SRG who are the owners of 100% of the outstanding common stock of SRG, pursuant to which the holders of 100% of the outstanding common stock of SRG transferred to us all of the common stock of SRG in exchange for the issuance of 5,000,000 shares of our Series C Convertible Preferred Stock, which shares are convertible into 80% of our then outstanding common stock immediately after a reverse stock split. As a result of this transaction and a transaction with HLBC Distribution Company, Inc. (whereby we sold our assets and operations in exchange for relief from certain debt obligations, as described below), SRG became our wholly-owned subsidiary and we are now a holding company with all of our operations conducted through SRG. Consequently, this transaction has been accounted for asa reverse merger.

Those operations consist primarily of researching, developing, and testing the ADS Software. The ADS Software is ADS™ (Alertness Detection Software), a system designed around proprietary alertness detection technologies, which helps operators in modulating their work activity based on real time knowledge of their actual state of alertness (the “ADS Software”). The ADS™ methodology employs a unique approach for assessing sleepiness and low alertness levels via the observed behavior of operators in real work conditions.

Assignment and Assumption Agreement

Simultaneous with consummating the transaction with SRG, we closed the transaction contemplated by an Assignment and Assumption Agreement by and between us and HLBC Distribution Company, Inc., a Nevada corporation (“HLBCDC”), under which certain of our assets were transferred to HLBCDC in exchange for HLBCDC assuming certain liabilities of ours. The assets we transferred to HLBCDC were the shares we owned in Legends & Heroes, Inc., and Epec Biofuels Holdings, Inc., as well as the intangible rights associated with the Myself™ pelvic muscle trainer and a novel medical applicator referred to as the “Soft and Smooth Assets.” In addition to transferring the assets we issued to HLBDC 40,203,785 shares of our common stock (the “HLBCDC Shares”), and warrants to purchase 50,000,000 shares of our common stock at the exercise price of $0.0055 per share (the fair market value of our common stock as of the date of the Agreement) (the “HLBCDC Warrant”). In exchange for the assets, shares and the warrant, HLBCDC agreed to assume $985,948 of liabilities consisting of fees owed to management, notes payables, and trade payables.

Asset Purchase Agreement

Simultaneous with consummating the transaction with SRG, we closed the transaction contemplated by an Asset Purchase Agreement between us and Rockland Group, LLC, our majority shareholder, in advance of the share exchange with SRG’s shareholders and an entity controlled by one of our Directors (“Rockland”), pursuant to which we sold the shares we owned in HepatoChem, Inc. to Rockland in exchange for Rockland agreeing to forgive $579,938 of the debt owed to it by us.

MeliaLife Agreement

On March 12, 2013, we entered into a Distribution Agreement (the “Distribution Agreement”) with MeliaLife International, Inc. (“MeliaLife”), pursuant to which we will distribute and sell various natural supplement products produced by MeliaLife. Under the terms of the Distribution Agreement we will be the exclusive distributor to sell the products as described in Schedule A of the Distribution Agreement, which products include, but are not limited to, Melia Essentials Multiminerals, Betterflex, Melia Royal Ginseng, Melia C, Melia B Plus, Calcium Cynergy, Melia Vision, Cholesterol Solution, Menomelia, Prostamune, Meliapure, Jus de Goji, Jus de Noni, and Innergium (the “Products”). The duration of the Distribution Agreement is a maximum five (5) years from the date of the Distribution Agreement, or when we purchase Products in an amount by which the MeliaLife has received $30 million dollars, representing 50% of the total product value of the Products purchased by us, whichever happens first. At the end of this contract, MeliaLife will assign its rights in all the Products to us for 4% of the net profit (total product value minus direct costs related to the Product), calculated and paid monthly, generated by the sale by us of those Products worldwide.

During the term of the Distribution Agreement, MeliaLife will grant us 4% of its net profit (total product value minus direct costs related to the Products), calculated and paid monthly, generated by sales in the areas set out in Schedule B of the Distribution Agreement. For each order we place with MeliaLife, we agreed to pay MeliaLife the total manufacturing cost for the products ordered on the date of the order, and will pay 50% of the total product value to the Manufacturer on the date of delivery of the products.

Business Overview

Because our operations as of December 31, 2012 consisted of attempting to develop our novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage), advising the companies where we had investments, including Epec, HepatoChem and Legends & Heroes, as well as looking for additional technologies and/or companies to acquire, this section will focus on those operations and not the SRG technology since that transaction did not close until post-December 31, 2012. As noted above, at the close of the SRG transaction SRG became our wholly-owned subsidiary and we are now a holding company with all of our operations conducted through SRG, which consists of researching, developing, and testing the ADS Software and the distribution of natural supplement products produced by MeliaLife . The ADS Software is ADS™ (Alertness Detection Software), a system designed around proprietary alertness detection technologies, which helps operators in modulating their work activity based on real time knowledge of their actual state of alertness (the “ADS Software”). The ADS™ methodology employs a unique approach for assessing sleepiness and low alertness levels via the observed behavior of operators in real work conditions. The various natural supplement products produced by MeliaLife include, but are not limited to, Melia Essentials Multiminerals, Betterflex, Melia Royal Ginseng, Melia C, Melia B Plus, Calcium Cynergy, Melia Vision, Cholesterol Solution, Menomelia, Prostamune, Meliapure, Jus de Goji, Jus de Noni, and Innergium. We may also venture into other business segments as opportunities present themselves. These additional operations will be further described in other filings with the Commission.

Myself® Cash Flow

Products and Services

As a result of our transaction with New Horizon, Inc., described above, we purchased the right to receive New Horizon’s distributions from sales of the Myself® pelvic muscle trainer. We did not acquire the product or any equity in the company that owns the Myself® pelvic muscle trainer; we purchased the rights to receive certain distributions based on the profitability of the sales of the Myself® pelvic muscle trainer. The calculation of the amounts we were entitled to receive from the sales of the Myself® pelvic muscle trainer are listed on Exhibit A to the New Horizon Agreement, which is attached hereto as Exhibit 10.8.

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

At December 31, 2012, a development team was working to refine the design criteria and market parameters for the project which will help them create clinical testing prototypes of the delivery device in its tampon applicator form.

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

Research and Development Activities

On December 13, 2010, under the terms of the RWIP Agreement, we entered into a Development Services Agreement with RWIP under which RWIP agreed to provide services to us in connection with the development of the novel medical applicator asset. The staff with RWIP has extensive experience in new product development (specifically within the feminine protection category) and business development. RWIP earned $10,000 per month during 2011 and 2012 under that agreement. That agreement was terminated effective December 31, 2012.

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

2 http://www.prb.org/Datafinder/Geography/MultiCompare.aspx?variables=45&regions=6,70,101,115,172,33,53,8,63,7,16,83,74,73,69,116,163,136,151,117,196,174,207,186,5,3,4,2,223,1

3 Tampons Segment Needs a Spark, Chain Drug Review, August 14, 2006

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

8 http://www.enquirer.com/editions/2003/09/07/biz_pgrivals07.html; and Tampons Segment Needs a Spark, Chain Drug Review, August 14, 2006

9 Canadian Advertising Success Stories 2008, www.cassies.ca, OB Brand Study

Intellectual Property

As part of the assets we purchased from RWIP, LLC, we acquired a U.S. Provisional Application, a PCT Patent Application, and a U.S. Continuation-in-Part Application related to the medical applicator. In the RWIP Asset Purchase Agreement, RWIP agreed not to compete with the medical applicator technology for a period of five (5) years, which will assist us protecting the asset. Additionally, our consulting agreement with RWIP contained a confidentiality provision, as well as an assignment of work product provision, both of which would have further protected our intellectual property rights.

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

Description of Property

Currently, we do not lease office space, but maintain a virtual office at a cost of $219 per month, which provides us with a physical address, a phone number, answering service and use of certain office facilities, such as conference rooms, on a discounted basis, as needed.

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

Our Internet website address is http://www.intercoreenergy.com.

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

As of December 31, 2012, our investments were in the medical field. The medical products industry is a highly competitive industry and the products that we currently have an interest in may not compete well in the marketplace, which could cause our revenues to be less than expected, and/or may cause us to increase the number of our personnel or our advertising or promotional expenditures to maintain our competitive position or for other reasons.

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

The report of our Independent Registered Public Accounting Firm regarding our financial statements as of and for the years ended December 31, 2011 and 2012 expresses substantial doubt about our ability to continue as a going concern.

Consequently, this may adversely affect our ability to obtain debt and/or equity financing to support future operations. If we are not able to obtain adequate financing with reasonable terms, we may be required to reduce or curtail operations.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year. On or about March 12, 2013, we did receive a written comment from the Commission staff to our Current Report filed with the Commission on January 29, 2013, related to whether or not we were a “shell” prior to the close of our transaction with SRG, as described above.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed for trading on the OTC Bulletin Board since October 2010.  Our current trading symbol is “ICOR.” Since our stock has been listed there have been a limited number of trades of our common stock.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2012 and December 31, 2011, as best estimated by the company, adjusted to reflect the reverse stock split of our common stock effective May 16, 2012. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December		Bid Prices
31,	Period	High	Low

2011	First Quarter	$0.3000	$0.2000
	Second Quarter	$0.3411	$0.3278
	Third Quarter	$0.3333	$0.2500
	Fourth Quarter	$0.3600	$0.2989

2012	First Quarter	$0.3633	$0.2222
	Second Quarter	$0.4000	$0.1133
	Third Quarter	$0.2500	$0.0075
	Fourth Quarter	$0.0170	$0.0045

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

Holders

As of June 20, 2013, there were 747,045,896 shares of our common stock outstanding held by approximately 300 holders of record and numerous shares held in brokerage accounts. Of these shares, 196,878,585 are held by non-affiliates and were free-trading. On the cover page of this filing we valued the 196,878,585 shares held by non-affiliates at $984,393. These shares were valued at $0.005 per share, based on recent trades of our common stock as listed on the OTC Bulletin Board.

Warrants

On December 15, 2010, our Board of Directors approved the issuance of warrants to purchase our common stock to certain of our officers, directors, and consultants to reward and compensate them for their outstanding service to the company. As a result, on December 29, 2010, we issued the following warrants to purchase our common stock:

Name	No. of Warrants	Exercise Price

James F. Groelinger	900,000	$0.167
Frederick Larcombe	450,000	$0.167
Steven H. Gifis	450,000	$0.167
Frederick Voight	450,000	$0.167
Wayne LeBlanc	450,000	$0.167
L. Bruce Glasser	450,000	$0.167

These warrants and the underlying shares are restricted in accordance with Rule 144. The warrants were fully vested as of December 15, 2011 and expire on December 29, 2014. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the recipients were either accredited or sophisticated and familiar with our operations.

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

On April 13, 2012, our Board of Directors approved, and we entered into a Warrant Repricing Agreement with the persons listed on Exhibit A to the Warrant Repricing Agreement to reprice and reissue warrants to purchase 9,000,000 shares of our common stock (the “Repriced Warrants”). The warrants to be repriced and reissued, were for the purchase of 9,000,000 shares of our common stock at $0.55 per share (the “Existing Warrants”). The parties to the Warrant Repricing Agreement agreed to cancel the Existing Warrants and exchange them, on a one to one basis, for new warrants to purchase shares of the common stock (the “Repriced Warrants”) of the Company. The Repriced Warrants have an exercise price per share of $0.056 with the remaining terms of the warrants staying the same. All stock and dollar amounts adjusted for our stock split that went effective May 16, 2012.

On May 14, 2012, our Board of Directors approved, and we entered into a Warrant Repricing Agreement with the persons listed on Exhibit A to the Warrant Repricing Agreement to reprice and reissue warrants to purchase 18,000,000 shares of our common stock (the “Repriced Warrants”). The warrants to be repriced and reissued, were for the purchase of 9,000,000 shares (pre-split) of our common stock at $0.44 per share and 9,000,000 shares of our common stock at $0.33 per share (the “Existing Warrants”). The parties to the Warrant Repricing Agreement agreed to cancel the Existing Warrants and exchange them, on a one to one basis, for new warrants to purchase shares of the common stock (the “Repriced Warrants”) of the Company. The Repriced Warrants have an exercise price per share of $0.056 with the remaining terms of the warrants staying the same. All stock and dollar amounts adjusted for our stock split that went effective May 16, 2012.

On July 20, 2012, our Board of Directors approved the issuance of warrants to purchase an aggregate of 23,500,000 shares of our common stock to certain of our officers, directors and consultants to reward and compensate them for their outstanding service to the company. We have not yet issued the warrants, but our Board of Directors approved the following warrants:

Name	Total No. of Warrants	$0.12 Exercise Price	$0.20 Exercise Price	$0.30 Exercise Price

James F. Groelinger	7,500,000	2,500,000	2,500,000	2,500,000
Frederick Larcombe	5,500,000	1,833,333	1,833,333	1,833,334
Frederick Voight	4,000,000	1,333,333	1,333,333	1,333,334
Wayne LeBlanc	3,000,000	1,000,000	1,000,000	1,000,000
Harry Pond	2,500,000	833,334	833,333	833,333
Steven H. Gifis	1,000,000	333,333	333,333	333,334

These warrants and the underlying shares are restricted in accordance with Rule 144. All of the warrants vested on January 23, 2013 in connection with the SRG transaction described in the preceding pages. The warrants expire in July 2022 and have a cashless exercise provision. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the recipients were either accredited or sophisticated and familiar with our operations.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2012.

Recent Issuance of Unregistered Securities

The following securities were issued by us in the fourth quarter of 2012:

On November 2, 2012, we issued a total of 4,900,000 shares of our common stock, restricted in accordance with Rule 144, to three non-affiliate investors in exchange for a total of $16,500, or $0.0034 per share. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

On November 16, 2012, we issued a total of 18,000,000 shares of our common stock, restricted in accordance with Rule 144, to New Horizon, Inc., one of our largest shareholders, pursuant to the terms of Asset Purchase Agreement by and between us and New Horizon, Inc. dated December 9, 2010, as penalty shares as a result of our common stock not having an average price of at least $2.00 for the month of July 2012. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

On November 28, 2012, we issued a total of 3,010,000 shares of our common stock, restricted in accordance with Rule 144, to three non-affiliate investors in exchange for a total of $10,000, or $0.0033 per share. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

On December 27, 2012, we issued 616,680 shares our common stock, restricted in accordance with Rule 144, to First Trust Management, Inc., in exchange for investor relations services. These shares were valued at $128,270. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investor was a sophisticated investor and familiar with our operations.

On December 27, 2012, we issued 410,940 shares of our common stock, restricted in accordance with Rule 144, to Kim Guenther upon her exercise of warrants to purchase our common stock. We did not receive any consideration for the exercise of these warrants as they were issued pursuant to the cashless exercise provisions contained in the warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investor was a sophisticated investor and familiar with our operations.

On December 27, 2012, we issued a total of 2,800,000 shares of our common stock, restricted in accordance with Rule 144, to Kim Guenther in exchange for a total of $14,000, or $0.005 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investor was sophisticated investors and familiar with our operations.

On December 27, 2012, we issued a total of 5,000,000 shares of our common stock, restricted in accordance with Rule 144, to Rockland Group, LLC, our largest shareholder and an entity controlled by Harry Pond, one of our then-officers and directors, in exchange for a total of $25,000, or $0.005 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investor was sophisticated investors and familiar with our operations.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Forward-Looking Statements

This annual report on Form 10-K of InterCore Energy, Inc. for the years ended December 31, 2011 and 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income". This update provides companies two options for presenting Other Comprehensive Income (“OCI”) which currently is included as part of the statement of stockholders’ equity. An OCI statement can now be included within the income statement, which together will make a statement of total comprehensive income. Alternatively, companies can also present an OCI statement that is separate from an income statement, but the two statements must appear consecutively within a financial report. This statement was effective for fiscal quarters and years beginning after December 15, 2011. The effect of adopting this statement had no impact on the Company’s financial position or results of operations.

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

During the period from November 3, 2010 to December 31, 2011 while operating as Heartland Bridge Capital, Inc. and as more fully described elsewhere in this Report,, we assembled and invested $350,000 in a portfolio of investments in the life sciences arena and looked forward to maximizing their value to our shareholders. During the three months ended March 31, 2012, we invested an additional $185,000 in those entities, but do not expect to make any additional investments of that nature in the long term.

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

For the long term, we believed that the more intense focus under our new name on the many exciting opportunities in the energy sector would provide returns at least as attractive but with better marketplace understanding and response.

On January 23, 2013, and as more fully described in the Subsequent Events footnote to our Financial Statements for the year ended December 31, 2012 included elsewhere in this Report, we entered into and closed upon an agreement with SRG, Inc., a privately held Canadian company ("SRG"), whereby we issued 5,000,000 of Series C Convertible Preferred Stock which are convertible into 80% of our outstanding common stock in exchange for 100% of the outstanding common shares of SRG. Consequently, effective January 23, 2012, SRG became our wholly-owned subsidiary and we became a holding company with all of our operations conducted through SRG.

Simultaneously with the above transaction on January 23, 2013, we entered into and closed upon an agreement with HLBC Distribution Company, Inc., a privately held company controlled by our management ("HLBC"), whereby certain of our investment assets were transferred to HLBC in exchange for HLBC assuming certain of our liabilities, the issuance to HLBC of shares of the Company's common stock, and the issuance to HLBC of a warrant for the purchase of shares of the Company's common stock. Additionally on that date, we entered into and closed upon an agreement with Rockland Group, LLC, our majority shareholder prior to January 23, 2013 and an entity controlled by one of our Directors (“Rockland”), whereby we sold the remainder of our investment assets to Rockland in exchange for Rockland agreeing to forgive a portion of the note payable owed to Rockland by us. We do not expect to record significant gains or losses in connection with these transactions.

These financial statements were prepared under the assumption that we will continue as a going concern. Our ability to do so is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures, and/or generate revenue. These financial statements do not include any adjustments that might result from the outcome of that uncertainty.

As more fully described in the following paragraphs, we sold the operations of iSafe Imaging, LP, eMediSafe, LP, and iSafe Imaging Canada, Ltd on November 22, 2011. Consequently, we are a development stage company effective January 1, 2012 as we have not derived significant revenue from our principal operations during the year ended December 31, 2012.

Current cash and working capital resources, including funds received from the sale of equity securities, are not sufficient to support our activities. We plan to fund our activities through the sale of equity securities as more fully described in the Liquidity and Capital Resources section in the following paragraphs.

Liquidity and Capital Resources

We had cash of $54,000 at December 31, 2012 compared to $52,000 at December 31, 2011. This net increase of $2,000 consisted of:

$720,000	Proceeds from financing activities
(460,000)	Cash used in investing activities
(258,000)	Cash used in operating activities
$2,000	Net increase

We have incurred significant losses and negative cash flows from operations since our inception in April 2010. We have an accumulated deficit of $7,892,000 and a working capital deficiency of $3,607,000 as of December 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern. We have historically financed our activities through the private placement of equity securities. To date, we have dedicated most of our financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs.

We plan to fund our development and commercialization activities beyond December 31, 2012 primarily through the sale of debt and/or equity securities. We cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that we secure additional debt or raise funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, products, or services that we would otherwise seek to develop or commercialize ourselves.

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

Our accounting policies are described in Note 3(A) to the financial statements for the year ended December 31, 2012 contained elsewhere in this Report.

Results of Operations

For the year ended December 31, 2012 compared to the year ended December 31, 2011

Revenue and Cost of Revenue

Our financial statements for the year ended December 31, 2011 do not report revenue and cost of revenue for iSafe as it was sold in November 2011 and, consequently, all such amounts have been reclassified to discontinued operations.

Revenue of $6,000 reported for the year ended December 31, 2012 are attributable to the licensing of development and marketing rights to a novel medical applicator. There were no similar revenue or expense for the comparable period in the prior year.

Research and Development Expense

Research and development expense for the year ended December 31, 2012 was $151,000 compared to $182,000 for the comparable period in the prior year. This decrease of $31,000 was attributable to multiple aspects of research and development activity occurring during 2011 associated with the novel medical applicator.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2012 was $933,000 compared to $1,657,000 for the comparable period in the prior year. This decrease of $724,000 consisted primarily of: a) an overall decrease of $271,000 in professional fees; b) a decrease of $312,000 in stock based compensation expense for management; and c) a decrease of $141,000 in stock based compensation expense for financial advisory services. The first decrease was attributable to the absence of unusual and non-recurring activity in 2012 that was present in 2011 associated with the establishment of the business and the ownership of iSafe. Professional fees consist of management, legal, financial advisory, audit, and other professional services. The remaining decreases were attributable to the general absence of such compensatory arrangements during 2012. Stock-based compensation is a non-cash charge related to equity incentives for management and financial advisors.

Charge for Shares Issued in Connection With the Myself Acquisition

During the year ended December 31, 2012, the Company issued 18,000,000 shares of common stock and 1,500,000 shares of Series B Convertible Preferred Stock pursuant to the terms of the agreement dated concerning the acquisition of the Myself pelvic muscle trainer royalty stream in December 2010. Under the terms of that agreement, the Company was obligated to issue these additional shares if the average closing stock price of the Company's common stock during the month of July 2012 did not meet certain specified price thresholds. The fair value of these additional shares were determined to be $855,000 and the Company recorded an expense in that amount at that time.

There was no similar charge during the comparable period in the prior year.

Charge for Impairment of Intangible Asset

During the year ended December 31, 2011, the Company recorded an impairment charge of $2,950,000 which represents the full carrying value of the Myself pelvic muscle trainer intangible asset. The Company considered both qualitative and quantitative factors in its assessment and, based on current product information, the Company has determined that the future recoverability and expected cash flows associated with that asset to be uncertain.

There was no similar charge during the comparable period in the current year.

Interest Expense

Interest expense for the year ended December, 2012 was $250,000 compared to $199,000 for the comparable period in the prior year. These amounts are attributable to the increase in the aggregate balance of various notes payable outstanding during 2012.

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

There was no similar charge during the comparable period in the current year.

We had determined that this transaction was in the best interests of our shareholders as events occurring subsequent to our purchase of the iSafe, including but not limited to the resignation of iSafe’s Chief Executive Officer, would likely have resulted in an operating situation requiring significantly more attention by us than the investment warranted. It is our opinion that our shareholders were better served by having our time, attention, and resources focused on maximizing numerous other opportunities at hand.

Summarized financial information for discontinued operations for the year ended December 31, 2011 is a follows:

Revenues	$284,000
Cost of revenues	370,000
Gross profit (loss)	(86,000)
General and administrative expenses	319,000
Interest expense	4,000
Net loss from discontinued operations	$(409,000)

Provision for Income Taxes

The was no provision for income taxes for the year ended December 31, 2012 as we were in a net loss position. Deferred tax assets resulting from such losses are fully reserved since it is more likely than not that such assets will not be realized.

For the year ended December 31, 2011 compared to the period April 29, 2010 (date of inception) to December 31, 2010

Revenues

We changed our business focus in November 2010 as previously discussed and had yet to realize any revenues from operations.

Research and Development Expense

Research and development expense for the year ended December 31, 2011 was $182,000 compared to $135,000 for the period ended December 31, 2010. This increase of $47,000 was primarily attributable to increased research and development activity associated with the novel medical applicator.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2011 was $1,657,000 compared to $165,000 for the period ended December 31, 2010. This increase of $1,493,000 consisted primarily of increases of $577,000 in professional fees and $787,000 in stock based compensation expenses associated with activities necessary to establish our operations and implement our business plan. Professional fees consist of management, legal, financial advisory, audit, and other professional fees while stock-based compensation is a non-cash charge related to equity incentives for management and financial advisors.

Charge for Impairment of Intangible Asset

As more fully discussed in the preceding section, during the year ended December 31, 2011, the Company recorded an impairment charge of $2,950,000 which represents the full carrying value of the Myself pelvic muscle trainer intangible asset.

Interest Expense

Interest expense for the year ended December 31, 2011 was $199,000 compared to $12,000 for the period ended December 31, 2010. This increase of $187,000 was attributable to the increase in the aggregate balance of various notes payable which were outstanding during 2011. In comparison, all notes issued during 2010 were outstanding for less than one month during that period.

Loss from Discontinued Operations

As more fully discussed in the preceding section, the loss from discontinued operations for the year ended December 31, 2011 consisted exclusively of the operating results of iSafe which was acquired and sold during 2011.

Provision for Income Taxes

The was no provision for income taxes for the year ended December 31, 2011 as we were in a net loss position. Deferred tax assets resulting from such losses are fully reserved since it is more likely than not that such assets will not be realized.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

Convertible notes payable	$1,666,667
Note payable due to related party	714,938
Note payable other	8,497
$2,390,102

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the inability of the Company to file its 10-K for the year ended December 31, 2012 in a timely manner. This deficiency is attributable to cash flow issues which prevented the Company in obtaining the services of external professionals necessary to the filing of the 10-K.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of December 31, 2012, our internal control over financial reporting, were not effective at the reasonable assurance level:

•	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We have not documented our internal controls. We have limited policies and monitoring procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations and possibly the delays we encountered with the iSafe transaction. Reporting companies have been required to provide written documentation of key internal controls over financial reporting beginning with fiscal years ended on or after December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

The weakness attributable to cash flow and the resulting inability to obtain the services of external professionals is expected to be remediated through fundraising efforts during 2013. The Company will strengthen controls and procedures related to financial reporting during 2013 through improved segregation of duties, development and adoption of formal accounting policies and procedures, and improved financial analysis procedures.

(d)	Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the year ended December 31, 2012.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers, the principal offices and positions with the Company held by each person as of December 31, 2012 and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

James F. Groelinger	69	Chief Executive Officer and Director

Frederick Larcombe	57	Chief Financial Officer and Secretary

Wayne LeBlanc	65	Senior Managing Director of Business Development and Director

Harry Pond	63	Director

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

Frederick Larcombe was appointed as our Chief Financial Officer and Secretary on November 3, 2010. From early 2008 to the present, Mr. Larcombe, as a principal with Crimson Partners, a group of seasoned financial professionals, has served a number of clients primarily in the life sciences. In this connection, Mr. Larcombe has served from 2009 to 2011 as the Chief Financial Officer for iBio, Inc. (IBPM.OB), a biotechnology company focused on commercializing its proprietary manufacturing technology. From 2005 to 2007, he was simultaneously the Chief Financial Officer of Xenomics Inc., and FermaVir Pharmaceuticals, Inc. From 2004 to 2005, he was a consultant with Kroll Zolfo Cooper, a professional services firm providing interim management and turn-around services, and from 2000 to 2004, he was Chief Financial Officer of MicroDose Therapeutics. Prior to 2000, Mr. Larcombe held various positions with ProTeam.com, Cambrex, and PriceWaterhouseCoopers. Mr. Larcombe's received his BS in Accounting from Seton Hall University, was designated a Certified Public Accountant in New Jersey, and is an alumnus of the Management Development Program at Harvard Business School.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Harry Pond	0	0	4
James F. Groelinger	0	0	1
Frederick Larcombe	0	0	1
Wayne LeBlanc	0	0	1
New Horizon, Inc.	0	0	1

Board Meetings and Committees

During 2011 and 2012, the Board of Directors met as circumstances required and took written action on numerous other occasions. All the members of the Board attended the meetings and all written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics, because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Audit Committee

We do not currently have an audit committee.

Compensation Committee

We do not currently have a compensation committee.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the year ended December 31, 2012 and for the period from our inception (April 29, 2010) to December 31, 2012 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

James F. Groelinger	2012	48,000	-	-	-	-	-	24,437	72,437
CEO	2011	48,000	-	-	-	-	-	-	48,000
	2010	8,000	-	-	-	-	-	750	8,750

Frederick Larcombe	2012	48,000	-	-	-	-	-	17,564	65,564
Secretary and CFO	2011	48,000	-	-	-	-	-	-	48,000
	2010	8,000	-	-	-	-	-	350	8,350

Wayne LeBlanc	2012	-	-	-	-	-	-	9,928	9,928
Sr. Managing Dir. Bus. Dev.	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	350	350

Kenneth S. Barton (1)
Former CEO, CFO and Secretary	2010	-	-	-	-	-	-	-	-

(1)	Mr. Barton resigned from all positions, effective November 3, 2010.

Employment Contracts

We currently do not have written employment agreements with our executive officers.

Director Compensation

The following table sets forth director compensation as of for 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Harry Pond	-0-	-0-	-0-	-0-	-0-	9,928	9,928

James F. Groelinger	-0-	-0-	-0-	-0-	-0-	24,437	24,437

Wayne LeBlanc	-0-	-0-	-0-	-0-	-0-	8,400	8,400

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

James F. Groelinger *	-	833,333	-	0.120	7/20/22	-	-	-	-
	-	833,333	-	0.120	7/20/22	-	-	-	-
	-	833,334	-	0.120	7/20/22	-	-	-	-
	900,000	-	-	0.167	12/15/14	-	-	-	-
	-	833,333	-	0.200	7/20/22	-	-	-	-
	-	833,333	-	0.200	7/20/22	-	-	-	-
	-	833,334	-	0.200	7/20/22	-	-	-	-
	-	833,333	-	0.300	7/20/22	-	-	-	-
	-	833,333	-	0.300	7/20/22	-	-	-	-
	-	833,334	-	0.300	7/20/22	-	-	-	-

Frederick Larcombe *	-	611,111	-	0.120	7/20/22	-	-	-	-
	-	611,111	-	0.120	7/20/22	-	-	-	-
	-	611,111	-	0.120	7/20/22	-	-	-	-
	450,000	-	-	0.167	12/15/14	-	-	-	-
	-	611,111	-	0.200	7/20/22	-	-	-	-
	-	611,111	-	0.200	7/20/22	-	-	-	-
	-	611,111	-	0.200	7/20/22	-	-	-	-
	-	611,111	-	0.300	7/20/22	-	-	-	-
	-	611,111	-	0.300	7/20/22	-	-	-	-
	-	611,112	-	0.300	7/20/22	-	-	-	-

Wayne LeBlanc *	-	333,333	-	0.120	7/20/22	-	-	-	-
	-	333,333	-	0.120	7/20/22	-	-	-	-
	-	333,334	-	0.120	7/20/22	-	-	-	-
	450,000	-	-	0.167	12/15/14	-	-	-	-
	-	333,333	-	0.200	7/20/22	-	-	-	-
	-	333,333	-	0.200	7/20/22	-	-	-	-
	-	333,334	-	0.200	7/20/22	-	-	-	-
	-	333,333	-	0.300	7/20/22	-	-	-	-
	-	333,333	-	0.300	7/20/22	-	-	-	-
	-	333,334	-	0.300	7/20/22	-	-	-	-

* - Awards are in the form of warrants.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on June 20, 2013, certain information with respect to the Company’s common stock owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount	Percent of Class (1)	Percent of Voting Control of Company
Common Stock	Claude Brun (3)	Chief Executive Officer and Director	0	0%	12.30%

Common Stock	Danielle Beauchamp (3)	Secretary and Director	0	0%	0.90%

Common Stock	James F. Groelinger (3)	Director	8,400,000 (4)	1.1%	<1%

Common Stock	Frederick Larcombe (3)	Chief Financial Officer	5,950,000 (5)	<1%	<1%

Common Stock	Wayne LeBlanc (3)	Sr. Managing Dir. Bus. Development and Director	6,375,000 (6)	<1%	<1%

Common Stock	New Horizon, Inc.	5% Shareholder	234,866,570 (7)	31.4%	6.2%

Common Stock	Harry Pond	5% Shareholder	294,575,741 (8)	39.3%	7.8%

Common Stock	All Directors and Officers		550,167,311 (9)	72.2%	61.7%
	As a Group (5 persons)

(1)	Based on 747,045,896 shares outstanding as of June 20, 2013. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.
(2)	Unless indicated otherwise, the address of the shareholder is c/o InterCore Energy, Inc., 1 International Boulevard, Suite 400, Mahwah, New Jersey 07495.
(3)	Indicates an officer and/or director of the Company
(4)	Includes warrants to purchase Nine Hundred Thousand (900,000) shares of our common stock at an exercise of $0.167 per share. Includes warrants to purchase Two Million Five Hundred Thousand (2,500,000) shares of our common stock with 1/3rd having an exercise price of $0.12, 1/3rd having an exercise price of $0.20, and 1/3rd having an exercise price of $0.30.
(5)	Includes warrants to purchase Four Hundred Fifty Thousand (450,000) shares of our common stock at an exercise of $0.167 per share. Includes warrants to purchase Five Million Five Hundred Thousand (5,500,000) shares of our common stock with 1/3rd having an exercise price of $0.12, 1/3rd having an exercise price of $0.20, and 1/3rd having an exercise price of $0.30.
(6)	Includes warrants to purchase Four Hundred Fifty Thousand (450,000) shares of our common stock at an exercise of $0.167 per share and 2,925,000 shares of common stock owned by Solution for Energy Management, LP, which is controlled by Mr. LeBlanc’s wife. Includes warrants to purchase Three Million (3,000,000) shares of our common stock with 1/3rd having an exercise price of $0.12, 1/3rd having an exercise price of $0.20, and 1/3rd having an exercise price of $0.30.
(7)	M. Scott Stevens is the principal owner of New Horizon, Inc.
(8)	Includes 292,075,741 shares of our common stock held in the name of Rockland Group, LLC, an entity controlled by Mr. Pond. Includes warrants to purchase Two Million Five Hundred Thousand (2,500,000) shares of our common stock with 1/3rd having an exercise price of $0.12, 1/3rd having an exercise price of $0.20, and 1/3rd having an exercise price of $0.30.

The following table sets forth, as of the close of business on June 20, 2013, certain information with respect to the Company’s Series C Convertible Preferred Stock owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Preferred Stock

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)	Percent of Voting Control of Company (4)
Series C Preferred Stock	Claude Brun (3)	Chief Executive Officer and Director	1,950,000	(5)	15.5%	12.3%

Series C Preferred Stock	Danielle Beauchamp (3)	Secretary and Director	150,000		1.2%	0.9%

Series C Preferred Stock	Fandeck Associates, Inc. 5834 Bridlewood Dr. Richmond, TX 77469	5% Shareholder	7,597,100	(6)	60.3%	48.5%

Series C Preferred Stock	Julien Huppe 700 Russell, Laval, Quebec	5% Shareholder	1,325,000	(7)	10.5%	8.3%

Series C Preferred Stock	Stéphane Cholette 700 Russell, Laval, Quebec	5% Shareholder	649,000		5.6%	4.1%

Series C Preferred Stock	All Directors and Officers		9,797,100		77.0%	61.7%
	As a Group (3 persons)

(1)	Based on 12,597,100 shares of our Series C Convertible Preferred Stock outstanding as of June 20, 2013. Although we only have 5,000,000 shares of Series C Convertible Preferred Stock authorized, we are obligated to issue Fandeck Associates, Inc. 7,597,100 shares of our Series C Convertible Preferred Stock and we have included those shares as outstanding when calculating all the numbers in this table. There are no options or warrants, or other convertible instruments, that are convertible into our Series C Convertible Preferred Stock that are outstanding as of June 3, 2013.
(2)	Unless indicated otherwise, the address of the shareholder is c/o InterCore Energy, Inc., 1 International Boulevard, Suite 400, Mahwah, New Jersey 07495.
(3)	Indicates an officer and/or director of the Company
(4)	For the sake of this table there are 12,597,100 shares of our Series C Preferred Stock outstanding, which shares are convertible into 80% of our then outstanding common stock immediately after a reverse stock split. The voting control percentages shown in this table are after immediately after a reverse stock split of our common stock.
(5)	Includes 500,000 shares of our Series C Preferred Stock owned by 9244-7168 Quebec, Inc., 500,000 shares of our Series C Preferred Stock owned by 9244-7010 Quebec, Inc., and 700,000 shares of our Series C Preferred Stock owned by Seliztrine Corporation, all entities that are controlled by Mr. Brun.
(6)	Mr. Frederick Voight is the controlling shareholder of Fandeck Associates, Inc.
(7)	Includes 700,000 shares of our Series C Preferred Stock owned by Plomberie Lory, Inc. and 475,000 shares of our Series C Preferred Stock owned by Jamil Investment, both entities controlled by Mr. Huppe.
(8)	Includes 524,000 shares of our Series C Preferred Stock owned by Gestion Seliztrine, an entity controlled by Mr. Cholette.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

Change of Control Transaction

On January 23, 2013, we closed a transaction with SRG, Inc., a Quebec Province corporation (“SRG”), and the shareholders of SRG who are the owners of 100% of the outstanding common stock of SRG, pursuant to which the holders of 100% of the outstanding common stock of SRG transferred to us all of the common stock of SRG in exchange for the issuance of 5,000,000 shares of our Series C Convertible Preferred Stock, which shares are convertible into 80% of our then outstanding common stock immediately after a reverse stock split. This transaction resulted in a change in control transaction.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit

Marcum LLP earned fees for professional services totaling $105,000 and $173,000, respectively, relating to the audit of our financial statements for December 31, 2012 and December 2011, review of the financial statements included in our form 10-Qs, and the audit of the historical financial statements of iSafe.

Tax Fees

During the year ended December 31, 2012, Marcum LLP did not earn any fees for professional services for tax preparation. During the year ended December 31, 2011, Marcum LLP did not earn any fees for provide professional services for tax preparation.

All Other Fees

During the years ended December 31, 2012 and December 31, 2011, Marcum LLP did not provide any other services or invoice any additional fees.

All of the fees described above for the years ended December 31, 2012 and 2011, were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

(b)	Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amended Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of InterCore Energy, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4 (13)	Amendment to Articles of Incorporation of Heartland Bridge Capital, Inc. filed November 26, 2012 (effective May 16, 2012)

3.5 (1)	Bylaws of I-Web Media, Inc.

3.5 (5)	Restated Bylaws of InterCore Energy, Inc.

3.7 (14)	Certificate of Designation for Series C Convertible Preferred Stock

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

10.25 (9)	Series A Preferred Stock Purchase Agreement by and between InterCore Energy, Inc. and HepatoChem, Inc. dated September 15, 2011

10.26 (9)	Purchase Agreement by and between InterCore Energy, Inc. and Digisort, LLC dated November 18, 2011

10.27 (10)	Letter of Intent with Legends & Heroes, Inc. dated December 1, 2011

10.28 (11)	Form of Warrant Repricing Agreement

10.29 (11)	Form of Repriced Warrant

10.30 (14)	Amended and Restated Share Exchange Agreement by and between InterCore Energy, Inc., SRG, Inc. and the shareholders of SRG dated January 15, 2013

10.31 (14)	Assignment and Assumption Agreement by and between InterCore Energy, Inc. and HLBC Distribution Company, Inc. dated January 15, 2013

10.31 (14)	Asset Purchase Agreement by and between InterCore Energy, Inc. and Rockland Group, LLC dated January 15, 2013

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form 10-12G/A filed with the Commission on August 12, 2010.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 15, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 23, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 30, 2010.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 14, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 24, 2011.
(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2011.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2011.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 8, 2011
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 26, 2012
(14)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 29, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InterCore Energy, Inc.

Dated: June 25, 2013		/s/ Claude Brun
	By:	Claude Brun
Chief Executive Officer
and a Director

Dated: June 25, 2013		/s/ Frederick Larcombe
	By:	Frederick Larcombe
Chief Financial Officer

Dated: June 25, 2013		/s/ Danielle Beauchamp
	By:	Danielle Beauchamp
Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 25, 2013		/s/ Harry Pond
	By:	Harry Pond
Director

Dated: June 25, 2013		/s/ James F. Groelinger
	By:	James F. Groelinger
Director

Dated: June 25, 2013		/s/ Frederick A. Voight
	By:	Frederick A. Voight
Director
50

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders' Equity	F-5
Statements of Cash Flow	F-7
Notes to Financial Statements	F-9

Supplementary Data

Not applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of InterCore Energy, Inc., Inc. (formerly Heartland Bridge Capital, Inc.) (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficiency and cash flow for the years ended December 31, 2012 and 2011 and for the period January 1, 2012 (date of re-entering the development stage) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterCore Energy, Inc. (formerly Heartland Bridge Capital, Inc.) (A Development Stage Company) as of December 31, 2012 and 2011, and its results of operations and cash flows for the years ended December 31, 2012 and 2011, and for the period January 1, 2012 (date of re-entering the development stage) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has regularly incurred net losses and negative cash flows from operating activities since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY

June 25, 2013

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

(A Development Stage Company)

Balance Sheets

	As of December 31,
	2012	2011

Assets

Current assets:

Cash	$53,744	$52,422
Prepaid expenses and other current assets	12,676	33,104

Total current assets	66,420	85,526

Investments	910,000	350,000

Total assets	$976,420	$435,526

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable	$481,022	$373,359
Accounts payable due to related parties	108,880	-
Accrued compensation	386,500	138,000
Accrued expenses	302,694	137,100
Convertible note payable	1,666,667	1,666,667
Note payable due to related party	714,938	384,401
Note payable other	8,497	10,019
Deferred revenue	4,328	-

Total liabilities	3,673,526	2,709,546

Commitments and contingencies	-	-

Stockholders' deficiency:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares of Series A with a liquidation preference of $100,000 and 4,500,000 shares of Series B with a liquidation preference of $750,000 issued and outstanding as of December 31, 2012 and 2011	650	500

Common stock, $0.0001 par value, 750,000,000 shares authorized, 219,208,974 and 148,464,180 and issued and outstanding as of December 31, 2012 and 2011, respectively,	21,921	14,846

Additional paid-in capital	5,172,338	3,419,264

Accumulated deficit (including $2,183,385 and $-0- of deficit accumulated during development stage as of December 31, 2012 and 2011, respectively	(7,892,015)	(5,708,630)

Total stockholders' deficiency	(2,697,106)	(2,274,020)

Total liabilities and stockholders' deficiency	$976,420	$435,526

The accompanying notes are an integral part of these financial statements.

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

(A Development Stage Company)

Statements of Operations

	Years ended December 31,		For the period January 1, 2012 (date of re-entering the development stage) to December 31, 2012
	2012	2011

Revenues from related party	$5,672	$-	$5,672

Cost of revenues	-	-	-

Gross profit	5,672	-	5,672

Operating expenses:

Research and development	151,450	182,100	151,450
General and administrative	932,989	1,657,445	932,989
Charge for shares issued in connection with Myself acquisition agreement (Note 6(g))	855,000	-	855,000
Charge for impairment of intangible asset	-	2,950,000	-

Total operating expenses	1,939,439	4,789,545	1,939,439

Operating loss	(1,933,767)	(4,789,545)	(1,933,767)

Other expense - Interest	(249,618)	(198,697)	(249,618)

Net loss from continuing operations	(2,183,385)	(4,988,242)	(2,183,385)

Loss from discontinued operations	-	(408,694)	-

Net loss	$(2,183,385)	$(5,396,936)	$(2,183,385)

Net loss per common share - Basic and diluted
Continuing operations	$(0.012)	$(0.034)	$(0.012)
Discountinued operations	$-	$(0.003)	$-
	$(0.012)	$(0.037)	$(0.012)

Weighted average common shares outstanding - Basic and diluted	179,050,669	145,436,553	179,050,669

The accompanying notes are an integral part of these financial statements.

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

(A Development Stage Company)

Statements of Stockholders' Deficiency

For the Years Ended December 31, 2011 and 2012

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, December 31, 2010	-	$-	-	$-	136,125,000	$13,612	$216,508	$(311,694)	$(81,574)

Issuance of Series A Convertible Preferred Stock for cash (Note 7(a))	2,000,000	200			-	-	99,800	-	100,000

Issuance of Series B Convertible Preferred Stock in connection with acquisition (Note 7(b))			3,000,000	300	-	-	749,700	-	750,000

Issuance of common stock for cash in connection with exercise of warrants (Note 8(a))	-	-	-	-	2,228,670	223	247,408	-	247,631

Issuance of common stock for cash (Note 8(b))	-	-	-	-	588,870	59	115,644	-	115,703

Shares issued for services (Note 8(c))	-	-	-	-	1,494,594	149	398,393	-	398,542

Issuance of common stock in connection with the payment of interest and principal (Notes 6(a) and 8(d))	-	-	-	-	4,697,046	470	521,424	-	521,894

Issuance of common stock in connection with the acquisition of the iSafe companies (Notes 8(e) and 13(c))	-	-	-	-	4,500,000	450	874,550	-	875,000

Issuance of warrants in connection with the acquisition of the iSafe companies (Notes 10(a) and 13(c))	-	-	-	-	-	-	95,400	-	95,400

Sale of iSafe (Notes 8(f), 10(b), and 13(c))	-	-	-	-	(1,170,000)	(117)	(474,383)	-	(474,500)

Gain On Sale of iSafe (Note 13(c))	-	-	-	-	-	-	162,794	-	162,794

Share-based compensation	-	-	-	-	-	-	387,976	-	387,976

Warrants issued for services (Note 10(a))	-	-	-	-	-	-	24,050	-	24,050

Net loss	-	-	-	-	-	-	-	(5,396,936)	(5,396,936)

Balance, December 31, 2011	2,000,000	$200	3,000,000	$300	148,464,180	$14,846	$3,419,264	$(5,708,630)	$(2,274,020)

InterCore Energy, Inc.
(Formerly Heartland Bridge Capital, Inc.)
Statements of Stockholders' Deficiency
For the Years Ended December 31, 2011 and 2012

	Preferred Stock Series A			Preferred Stock Series B		Common Stock		Additional Paid-In	Accumulated	Total
	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2011	2,000,000	#	$200	3,000,000	$300	148,464,180	$14,846	$3,419,264	$(5,708,630)	$(2,274,020)

Issuance of common stock for cash in connection with exercise of warrants (Note 8(g)):

$0.11 per share - February 10, 2012	-		-	-	-	900,000	90	99,910	-	100,000
$0.11 per share - February 15, 2012	-		-	-	-	336,600	34	37,366	-	37,400
$0.11 per share - March 1, 2012	-		-	-	-	338,400	34	37,566	-	37,600
$0.11 per share - March 6, 2012	-		-	-	-	900,000	90	99,910	-	100,000
$0.11 per share - March 8, 2012	-		-	-	-	225,000	23	24,977	-	25,000
$0.11 per share - March 26, 2012	-		-	-	-	315,000	32	34,968	-	35,000
$0.11 per share - April 20, 2012	-		-	-	-	90,000	9	9,991	-	10,000
$0.11 per share - May 7, 2012	-		-	-	-	359,100	36	39,864	-	39,900
$0.11 per share - May 16, 2012	-		-	-	-	51,840	5	5,755	-	5,760

Issuance of shares in connection with the cashless exercise of warrants (Notes 8(h) and 10(d)) - No consideration per share - May 15, 2012	-		-	-	-	18,032,166	1,803	(1,803)	-	-

Issuance of shares in connection with investment in Epec Biofuels Holdings, Inc. (Notes 4(c) and 8(i)) - Valued at $0.01 per share - May 21, 2012	-		-	-	-	10,000,000	1,000	99,000	-	100,000

Issuance of common stock for cash (Note 8(j)):

$0.005 per share - July 18, 2012	-		-	-	-	2,800,000	280	13,720	-	14,000
$0.0034 per share - November 6, 2012	-		-	-	-	4,900,000	490	15,926	-	16,416
$0.0034 per share - November 29, 2012	-		-	-	-	3,010,000	300	9,784	-	10,084

Issuance of common stock for cash (Note 8(k)) - $0.005 per share - July 25, 2012	-		-	-	-	5,000,000	500	24,500	-	25,000

Issuance of common stock for cash (Note 8(m)) - $0.0033 per share - October1, 2012	-		-	-	-	4,500,000	450	14,550	-	15,000

Issuance of shares in connection with Myself acquisition agreement (Notes 8(l) and 9) - Preferred Series B and common shares valued at $0.45 and $0.01 per share, respectively - August 31, 2012	-		-	1,500,000	150	18,000,000	1,800	853,050	-	855,000

Shares issued for services (Note 8(n)):

$0.35 per share - March 31, 2012	-		-	-	-	370,008	37	129,466	-	129,503
$0.26 per share - June 30, 2012	-		-	-	-	370,008	37	96,165	-	96,202
$0.13 per share - September 30, 2012	-		-	-	-	246,672	25	32,043	-	32,068

Share-based compensation	-		-	-	-	-	-	76,366	-	76,366

Net loss	-		-	-	-	-	-	-	(2,183,385)	(2,183,385)

Balance, December 31, 2012	2,000,000		$200	4,500,000	$450	219,208,974	$21,921	$5,172,338	$(7,892,015)	$(2,697,106)

The accompanying notes are an integral part of these financial statements.

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

(A Development Stage Company)

Statements of Cash Flows

	Years ended December 31,		For the period January 1, 2012 (date of re-entering the development stage) to December 31, 2012
	2012	2011

Cash flows used in operating activities:

Net loss	$(2,183,385)	$(5,396,936)	$(2,183,385)

Loss from discountinued operations	-	408,694	-

Loss from continuing operations	(2,183,385)	(4,988,242)	(2,183,385)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	-	2,950,000	-
Stock-based compensation expense:
Common shares issued for services	257,773	398,542	257,773
Warrants issued for services	76,366	412,026	76,366
Charge for shares issued in connection with Myself acquisition agreement (Note 6(g))	855,000	-	855,000

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	20,428	(16,168)	20,428
Increase in accounts payable	107,663	347,297	107,663
Increase in accounts payable due to related parties	108,880	-	108,880
Increase in accrued compensa.tion	248,500	128,000	248,500
Increase in accrued expenses	245,981	206,453	245,981
Increase in deferred revenue	4,328	-	4,328

Net cash used in continuing operations	(258,466)	(562,092)	(258,466)

Net cash provided by discontinued operations	-	(222,776)	-

Net cash used in operations	(258,466)	(784,868)	(258,466)

Cash flows provided by (used in) investing activities:

Cash acquired in iSafe acquisition	-	229,819	-
Investment in HepatoChem	(110,000)	(100,000)	(110,000)
Investment in Legends & Heroes	(75,000)	(250,000)	(75,000)
Investment in Epec	(275,000)	-	(275,000)

Net cash used in investing activities in continuing operations	(460,000)	(120,181)	(460,000)

Net cash provided by the acquisition of discountinued operations	-	242,956	-

Net cash provided by (used in) investing activities	(460,000)	122,775	(460,000)

Cash flows provided by (used in) financing activities:

Proceeds from sale of common stock	80,500	115,703	80,500
Proceeds from the exercise of warrants	390,660	247,631	390,660
Proceeds from issuance of notes payable	-	10,019	-
Proceeds from issuance of notes payable to related party	250,150	331,297	250,150
Repayment of notes payable	(1,522)	(10,132)	(1,522)

Net cash flows provided by financing activities in continuing operations	719,788	694,518	719,788

Net increase (decrease) in cash	1,322	32,425	1,322

Cash - Beginning of period	52,422	19,997	52,422

Cash - End of period	$53,744	$52,422	$53,744

InterCore Energy, Inc.

(Formerly Heartland Bridge Capital, Inc.)

(A Development Stage Company)

Statements of Cash Flows

	Years ended December 31,		For the period January 1, 2012 (date of re-entering the development stage) to December 31, 2012
	2012	2011

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,625	$1,686	$1,625
Income taxes	$-	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of common stock - Investment in Epec Biofuels Holdings, Inc.	$100,000	$-	$100,000
Issuance of Series A Convertible Preferred Stock - Satisfaction of subscription liability	$-	$100,000	$-
Issuance of Series B Convertible Preferred Stock - Satisfaction of subscription liability	$-	$750,000	$-
Issuance of common stock in payment of principal and interest	$-	$521,894	$-

Acquisition of iSafe companies:
Acquisition of assets other than cash	$-	$1,089,373	$-
Assumption of liabilities	$-	$348,792	$-
Issuance of common stock	$-	$875,000	$-
Issuance of warrants	$-	$95,400	$-

Sale of iSafe companies:
Assets other than cash acquired by purchaser	$-	$847,380	$-
Liabilities assumed by purchaser	$-	$292,661	$-
Common stock surrendered by purchaser	$-	$391,300	$-
Warrants surrendered by purchaser	$-	$83,200	$-

The accompanying notes are an integral part of these financial statements.

InterCore Energy, Inc. and Subsidiaries

(Formerly Heartland Bridge Capital, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012

1)	Business

InterCore Energy, Inc. (formerly known as Heartland Bridge Capital, Inc.) (A Development Stage Company) (the "Company") was organized under the laws of the State of Delaware on April 29, 2010. While operating as Heartland Bridge Capital, inc., the Company focused upon investments and acquisition opportunities primarily in products and companies involved in the market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management. On March 30, 2012, the Company decided to intensify its focus in the energy sector and the related opportunities within and, to that end, the Board of Directors elected to change the name of the Company to InterCore Energy, Inc.

On March 22, 2011, the Company acquired 100% of the ownership interests in iSafe Imaging, LP, eMediSafe, LP, and iSafe Imaging Canada Ltd. (collectively referred to as "iSafe") which provided digital file conversion services that converted legacy information from various sources into current digital formats. On November 22, 2011, sold iSafe to a company controlled by the Company's majority shareholder.

Effective January 1, 2012, the Company re-entered the development stage.

On January 23, 2013 and as more fully described in Note 17, the Company:

a)	Sold investments in exchange for the purchaser assuming certain obligations of the Company and converted the majority of the remaining accounts payable, notes payable, and other commitments into shares of common stock; and

b)	Closed on a transaction with SRG, Inc. ("SRG") and its shareholders whereby the Company acquired 100% of the outstanding common stock of SRG in exchange for ICOR's issuance of 5,000,000 shares of a newly created Series C Convertible Preferred Stock. Those shares are convertible into 80% of the Company's then outstanding common stock immediately after a reverse stock split which is contemplated to occur during the second quarter of 2013. As a result of this transaction, the Company became a holding company with all day-to-day operations conducted through SRG.

The operations of SRG consist primarily of researching, developing, and testing ADS Software ("ADS"), a system designed around proprietary alertness detection technologies which helps operators (such a drivers of motor vehicles) in modulating their work activity based on real time knowledge of their actual state of alertness.

2)	Basis of Presentation and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $7,892,015 as of December 31, 2012. Cash used in operating activities during the year ended December 31, 2012 totaled $258,466 and it has a working capital deficiency of $3,607,106 as of December 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically financed its activities through the private placement of equity securities. To date, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs.

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

As more fully described in Note 13(c), the Company sold the operations of iSafe Imaging, LP, eMediSafe, LP, and iSafe Imaging Canada, Ltd on November 22, 2011. Consequently, the Company considers itself a development stage company effective January 1, 2012 as it has not derived significant revenue from its principal operations during the year ended December 31, 2012.

3)	Significant Accounting Policies and Recent Accounting Pronouncements

a)	Significant Accounting Policies

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

Research and Development - The Company expenses research and development costs as incurred. For the years ended December 31, 2012 and 2011, the Company incurred research and development expense of $151,450 and $182,100, respectively.

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

Stock-based compensation expense aggregated $334,139 and $810,568 for the years ended December 31, 2012 and 2011, respectively was classified in general and administrative expense.

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December 31, 2012 and 2011:

	2012	2011

Warrants	40,480,390	47,946,330
Series A Convertible Preferred Stock	18,000,000	18,000,000
Series B Convertible Preferred Stock	202,500,000	135,000,000
Convertible notes	24,068,691	19,603,512
Total	285,049,081	220,549,842

Intangible Assets - The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method over periods ranging from five years to ten years based upon their estimated useful lives. The Company reviews them for impairment whenever events or changes in business circumstances indicate that the carrying amount of such assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flow expected to be derived from the use of those assets is less than their carrying values. During the year ended December 31, 2011 and as more fully described in Note 13(a), the Company recorded an impairment loss of $2,950,000. No impairment loss was recorded during the year ended December 31, 2012.

Investments - The Company accounts for investments in other entities under the cost method of accounting when the Company does not hold a significant interest in nor has any management control over those entities. The Company has not recorded any impairment for these investments.

Fair Value - The Company determines the estimated fair value of amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realize in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2012 and 2011 and, as of those dates, the carrying value of all amounts approximates fair value.

The Company has categorized its assets and liabilities at fair value based upon the following fair value hierarchy:

a)	Level 1 inputs which utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.

b)	Level 2 inputs which utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and other information that are observable at commonly quoted intervals.

c)	Level 3 inputs which are unobservable and are typically based on assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the related asset or liability was categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The following are the major categories of assets were measured at fair value during the years ended December 31, 2012 and 2011, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Level 1:
	Quoted Prices	Level 2:		Total	Total
	In Active	Significant	Level 3:	Assets	Impairment
	Markets For	Other	Significant	As Of	For
	Identical	Observable	Unobservable	The Period	The Period
	Assets	Inputs	Inputs	Ended	Ended

December 31, 2012:

Investments	$-	$-	$910,000	$910,000	$-

December 31, 2011:

Intangible assets	$-	$-	$-	$-	$2,950,000
Investments	$-	$-	$350,000	$350,000	$-

Based on its assessments, the Company recorded asset impairment charges of zero and $2,950,000 during the years ended December 31, 2012 and 2011, respectively. Additionally, there were no changes in fair value, including net transfers in and/or out of the Level 3 type asset/liability category, of all financial asset and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2012 and 2011.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determined that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on its assessments, the Company did not incur any impairment charges during the years ended December 31, 2012 and 2011.

Contingent Liabilities - The Company records liabilities when it is probable a liability has been incurred and the amount can be reasonably estimated or determined. As of December 31, 2012 and 2011, there were no accruals for contingent liabilities.

Financial Instruments - The Company records financial instruments consisting of cash, accounts receivable, and accounts payable at historical cost and notes payable at face value less principal repayments and considers such amounts to approximate fair value due to their short term nature of those instruments.

Discontinued Operations - On March 22, 2011 and as more fully described in Note 13(c), the Company acquired the operations of iSafe and on November 22, 2011, sold it to a company controlled by the Company's majority shareholder. Consequently, the operating results of that entity during 2011 are presented in these financial statements as discontinued operations.

Retroactive Adjustment For Forward Stock Split - On May 15, 2012, the Company effected a nine-for-one forward stock split of its Common Stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for this action.

Subsequent Events - The Company has evaluated subsequent events and transactions through the date these financial statements were issued to determine if such events and transactions required adjustment to or disclosure in these financial statements.

b)	Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

4)	Intangible Assets

Intangible assets as of December 31, 2012 and 2011 consisted of the following:

	2012	2011

Rights to distributions related to the sales of the Myself pelvic muscle trainer to be received during the years 2012 through 2016	$-	$2,950,000

Charge for impairment	-	(2,950,000)

Total	$-	$-

During the year ended December 31, 2011, the Company recorded an impairment charge of $2,950,000 which represents the full carrying value of the Myself pelvic muscle trainer intangible asset as the company developing and marketing this product has not provided sufficient information to enable the Company to continue to carry this asset at its previous value.

As more fully described in Note 17(g), this asset was sold in connection with a series of transactions on January 23, 2013.

5)	Investments

Investments as of December 31, 2012 and 2011 consisted of the following:

	2012	2011

HepatoChem, Inc.	$210,000	$100,000

Legends and Heroes, Inc	325,000	250,000

Epec Biofuels Holdings, Inc.	375,000	-

Total	$910,000	$350,000

The Company owns 12% or less of the common stock of each entity on a fully diluted basis, and has no control or significant influence over management. All such investments are accounted for utilizing the cost method of accounting

a)	HepatoChem, Inc.

HepatoChem is a privately held company that offers pharmaceutical and biotech companies a reliable and efficient means of accessing small molecule metabolites in quantities needed in the drug development process. The investment consists of 21,000 shares of Series A Convertible Preferred Stock as of December 31, 2012 representing approximately 8% of the total shares outstanding on a fully diluted basis as of that date. Such securities have liquidation preference over the company’s common stock, are convertible into the company’s common stock, have voting rights, and have certain protective voting provisions to help maintain their preferential position.

As more fully described in Note 17(f), this asset was sold in connection with a series of transactions on January 23, 2013.

b)	Legends & Heroes, Inc.

Legends & Heroes is a privately held company that developed and markets garments that constantly delivers cosmetic and other ingredients to the wearer's skin. The investment consists of approximately 82,723 shares of common stock as of December 31, 2012 representing approximately 3% of the total shares outstanding as of that date.

As more fully described in Note 17(g), this asset was sold in connection with a series of transactions on January 23, 2013.

c)	Epec Biofuels Holdings, Inc.

Epec Biofuels ("Epec") is a privately held company that is pursuing the development of ethanol production facilities which utilize sweet sorghum as a feedstock rather than corn or sugarcane. The investment consists of 8,000,000 shares of common stock as of December 31, 2012 representing approximately 10% of the total shares outstanding on a fully diluted basis as of that date.

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

The terms of this investment agreement were modified on August 23, 2012 and the Company made payments aggregating $50,000 through that date. The new terms provided for the remaining $550,000 to be paid in weekly installments of $25,000 from September 2012 through February 2013. In connection with the modification of the terms of this agreement, the Company agreed to issue an additional 7,750,000 shares of the Company's common stock which has been valued at fair market value and recorded as an additional cost of the investment in Epec. The Company has made five of the installment payments described above through December 31, 2012 and is not in compliance with the investment agreement as of that date. However, Epec did not issued the Company a formal notice of default.

The Company accounted for this investment at cost through December 31, 2012 as follows:

Cash	$275,000
Issuance of 10,000,000 shares of ICOR common stock at fair value	100,000
Total	$375,000

On January 10, 2013 and as more fully described in Note 17(a), Epec and the Company modified the agreement whereby:

i)	The number of Epec shares to be issued to the Company was reduced to 12,500,000 and all such shares were released to the Company;

ii)	The Company's remaining payment obligation to Epec of $475,000 was reduced to $100,000;

iii)	The Company made a $50,000 payment; and

iv)	Epec could convert the Company's remaining obligation of $50,000 into the Company's common stock at the rate of $0.002 per share.

On January 16, 2013, Epec converted the remaining payment obligation of $50,000 into 25,000,000 shares of the Company's common stock.

As more fully described in Note 17(g), this asset was sold in connection with a series of transactions on January 23, 2013.

6)	Notes Payable

Notes payable as of December 31, 2012 and 2011 consisted of the following:

	2012	2011

Convertible note payable	$1,666,667	$1,666,667

Note payable due to related party	714,938	374,382

Other	8,497	10,019

Total	$2,390,102	$2,051,068

The notes payable described above were classified as current liabilities as of December 31, 2012 and 2011.

a)	Convertible notes payable:

i)	On December 8, 2010, the Company issued a convertible note payable in the amount of $2,000,000 in connection with the acquisition of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer.

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

On January 23, 2013, this note and the related accrued was converted into shares of the Company's common stock as more fully described in Note 17.

ii)	On December 13, 2010 and as more fully described in Note 13(b), the Company acquired rights and intangible assets related to a novel medical applicator and issued a convertible in the amount of $125,000. This note accrued interest at the rate of 10% per annum and principal and accrued interest was due on February 28, 2011. When the note matured and the Company elected to pay principal of $125,000 and accrued interest of $2,740 through the issuance of 1,149,660 shares of common stock at the rate of $0.11 per share as permitted under the terms of the note.

b)	Note payable due to a related party

On various dates from December 16, 2010 through December 31, 2012, the Company entered into a series of short term notes with the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors in the aggregate principal amount of $581,447. During that period, principal and interest due for all these notes were consolidated into one note in the principal amount of $714,938 which accrues interest at the rate of 15% per annum and matures on March 31, 2013.

On January 23, 2013, this note and the related accrued was converted into shares of the Company's common stock as more fully described in Note 17.

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

Series A Convertible Preferred Stock has the following rights and preferences: (i) dividend rights equal to the dividend rights of the Company's common stock; (ii) a $100,000 liquidation preference over the Company's common stock; (iii) each share of Series A Convertible Preferred Stock is convertible into nine shares of the Company's common stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series A Convertible Preferred stock has two hundred twenty five votes on all matters validly brought to the common stockholders for approval; (vii) mandatory approval by a majority of the Series A Convertible Preferred stockholders for certain change of control transactions by the Company; and (viii) other rights and preferences to be determined by the Company's Board of Directors.

On January 23, 2013, these shares were converted into shares of the Company's common stock as more fully described in Note 17.

b)	Series B Convertible Preferred Stock

i)	On December 8, 2010, the Company entered into an agreement to acquire the rights to a royalty stream related to the sales of the Myself pelvic muscle trainer. Under the terms of that agreement, the Company committed to issue 3,000,000 shares of a then yet to be created new class of preferred stock designated Series B Convertible Preferred Stock. The Company assigned a value to those shares of $750,000 and included that amount in current liabilities as of December 31, 2010 under the caption "Stock subscription payable".

ii)	On April 13, 2011, the Company issued 3,000,000 shares of Series B Convertible Preferred Stock in accordance with the agreement described above.

iii)	On August 31, 2012 and as more fully described in Note 9, the Company issued an additional 1,500,000 shares of Series B Convertible Preferred Stock pursuant to the terms of an agreement described above and recorded a charge to expense during the year ended December 31, 2012.

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

On January 23, 2013, these shares were converted into shares of the Company's common stock as more fully described in Note 17.

8)	Issuance and Return of Common Stock

On March 30, 2012, the Company's the Board of Directors approved a resolution implementing a nine-for-one forward stock split of the Company's Common Stock and increasing the total number of authorized shares of Common Stock to 750,000,000. That action became effective on May 15, 2012. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted to reflect such action.

a)	On various dates between January 1 and December 31, 2011, the Company issued 2,228,670 shares of common stock at $0.111 per share to a private investor in connection with the exercise of warrants and received proceeds of $247,630.

b)	On various dates between January 1 and May 27, 2011, the Company issued 588,870 shares of common stock at $0.194 to $0.200 per share to private investors and received proceeds of $115,703.

c)	On various dates between January 1 and December 31, 2011, the Company issued 1,494,594 shares of common stock under the terms of a service agreement. Such shares were valued at an average of $0.267 per share during the year ended December 31, 2011 based upon the closing price of the Company's shares on the date of issuance. Therefore, during the year ended December 31, 2011, the Company recorded expense of $398,542.

d)	On February 28, 2011 and March 31, 2011, the Company issued a total of 4,697,046 shares of common stock at the rate of $0.111 per share in payment of principal and interest due under the notes payable as described in Notes 6(a)(i) and 6(a)(ii).

e)	On March 22, 2011, the Company issued 4,500,000 shares of common stock in connection with the acquisition of iSafe as described in Note 13(c). Such shares were valued at $0.194, the most recent amount per share for which the Company sold shares of common stock to third-party investors.

f)	On November 22, 2011, the Company accepted 1,170,000 shares of common stock as part of the consideration in connection with the sale of iSafe as described in Note 13(c). Such shares were valued at $0.339, the closing price of the Company's shares on that date.

g)	On various dates from February 10, 2012 through May 16, 2012, the Company issued 3,515,940 shares of common stock at $0.111 per share to private investors in connection with the exercise of warrants and received proceeds of $390,308.

h)	On May 15, 2012, the Company issued 18,032,166 shares of common stock pursuant to the exercise of warrants by the holders for the purchase 27,000,000 shares of common stock utilizing the cashless exercise provision of those instruments. This transaction was accounted for as an increase to common stock of $1,803, representing the par value of the shares issued, with a corresponding decrease to additional paid-in capital.

i)	On May 21, 2012 and August 23, 2012, the Company issued an aggregate of 10,000,000 shares of common stock in connection with an investment in Epec Biofuels Holdings, Inc. as more fully described in Note 4(c).

j)	On various dates from July 18, 2012 through November 29, 2012, the Company issued 15,710,000 shares of common stock at $0.332 to$0.050 per share to private investors and received proceeds of $65,500.

k)	On July 25, 2012, the Company issued 5,000,000 shares of common stock at $0.005 per share to the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors, and received proceeds of $25,000.

l)	On August 31, 2012 and as more fully described in Note 9, the Company issued 18,000,000 shares of Common Stock pursuant to the terms of an agreement dated December 9, 2010 for the acquisition of a royalty stream related to the Myself pelvic muscle trainer and recorded a charge to expense during the year ended December 31, 2012.

m)	On October 1, 2012, the Company issued 4,500,000 shares of common stock at $0.0033 per share to New Horizon, Inc., one of our largest shareholders, and received proceeds of $15,000.

n)	On various dates during the years ended December 31, 2012 and 2011, the Company issued 986,688 and 1,494,594 shares of common stock, respectively, under the terms of a service agreement. Such shares were valued at an average of $0.26 and $0.27 per share, respectively, based upon the most recent closing price of the Company's shares on the date they were earned. During the years ended December 31, 2012 and 2011, the Company recorded expense in this connection of $257,773 and $398,542, respectively. All such amounts were classified in general and administrative expense.

9)	Charge for Shares Issued in Connection with Myself Acquisition Agreement

On December 8, 2010, the Company entered into an agreement to acquire the rights to a royalty stream related to the sales of the Myself pelvic muscle trainer in exchange for the issuance of 3,000,000 and 36,000,000 shares of Series B Convertible Preferred and Common Stock, respectively.

On August 31, 2012 and under the terms of that agreement, the Company issued an additional 1,500,000 and 18,000,000 shares of Series B Convertible Preferred and Common Stock, respectively, as the average closing price of the Company's Common Stock did not meet a specified price threshold during July 2012.

These shares of Series B Preferred and Common Stock were valued at $0.45 and $0.01 per share, respectively, based upon the closing price of the Company's common shares on August 31, 2012 for total amounts of $180,000 and $675,000, respectively. During the year ended December 31, 2011, the Company had recorded an impairment charge which represented the full carrying value of the Myself pelvic muscle trainer intangible asset. Therefore, the $855,000 aggregate value of the Series B Preferred and Common Stock shares issued on August 31, 2012 was recorded as a charge to expense during the year ended December 31, 2012.

10)	Warrants

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

Assumptions made in calculating the fair value of warrants during the years ended December 31, 2012 and 2011 were as follows:

	2012	2011

Risk free interest rate	0.3% to 1.7%	0.4% to 1.8%
Dividend yield	Zero	Zero
Volatility	100%	100%
Expected term (in years)	1.6 to 10.0	2.3 to 3.0

Activity during the years ended December 31, 2012 and 2011 is as follows:

a)	On March 22, 2011, the Company issued warrants for the purchase of 50,000 shares of common stock in connection with the acquisition of the iSafe companies as described in Note 13(c). Such warrants were valued at $95,400 and recorded as an addition to additional paid-in capital.

b)	On November 22, 2011, the Company accepted the warrants described immediately above as part of the consideration in connection with the sale of iSafe as described in Note 13(c). Such warrants were valued at $83,200 and recorded as a reduction to additional paid-in capital with the sale of iSafe.

c)	On April 13, 2012 and May 14, 2012, the Company entered into warrant repricing agreements wherein the exercise price for Series C, D, and E Warrants of $0.56, $0.44, and $0.33 per share, respectively, were collectively revised to $0.056 per share. The Company recorded no expense during the year ended December 31, 2012 in connection with such repricing as the incremental value was determined to be de minimus.

d)	On May 15, 2012, as previously described in Note 8(h), warrants for the purchase 27,000,000 shares of common stock were exercised by the holders utilizing the cashless exercise provision of those instruments.

e)	On July 20, 2012, the Company granted warrants to officers and members of management for the purchase of 23,500,000 shares of common stock at prices ranging from $0.12 to $0.30 per share. Such warrants vest in equal amounts on February 1, 2013, August 1, 2013, and February 1, 2014. During the year ended December 31 2012, the Company recorded stock-based compensation of $76,366 in this connection.

A summary of the changes in warrants outstanding during the years ended December 31, 2012 and 2011 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at December 31, 2010	49,725,000	$0.32	3.1	-
Granted	450,000	$0.33
Exercised – Cash	(2,228,670)	$0.11
Forfeited	-
Cancelled in connection with the sale of iSafe (Note 13(c))	450,000	$0.33
Outstanding at December 31, 2011	47,496,330	$0.33	2.1	-
Granted	23,500,000	$0.21
Exercised - Cash	(3,515,940)	$0.06
Exercised - Cashless exercise	(27,000,000)	$0.06
Forfeited	-
Outstanding at December 31, 2012	40,480,390	$0.14	6.1	-

Warrants exercisable at December 31, 2012	16,980,390	$0.18	1.3	-

11)	Licensing/Sale Agreement

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

The licensing fee is being amortized to income ratably over the term of the agreement. During the year ended December 31, 2012, the Company recognized revenue of $5,672 in connection with this agreement.

Biopack is a related party as it is controlled by the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors.

12)	Income Taxes

The income tax provision (benefit) for the years ended December 31, 2012 and 2011 consists of the following:

	2012	2011
Federal:
Current	$-	$-
Deferred	(358,800)	(1,322,500)
State and Local:
Current	-	-
Deferred	(63,300)	(233,400)
Change in valuation allowance	422,100	1,555,900
Income tax provision (benefit)	$-	$-

The provision (benefit) for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate for the years ended December 31, 2012 and 2011 is summarized as follows:

	2012	2011

Federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of Federal benefit	(6.0)%	(6.0)%
Non-deductible stock compensation	21%	6.5%
Other permanent differences	0%	2.3%
Change in valuation allowance	19%	31.2%
Effective Rate	-%	-%

As of December 31, 2012 and 2011 the deferred tax asset consisted of the following:

	2012	2011

Net operating loss	$895,100	$579,500
Intangible Asset Amortization	1,022,700	1,101,000
Accrued Compensation	154,600	0
Stock Compensation	30,500	0
Total Deferred Tax Assets	2,102,900	1,680,500
Valuation Allowance	(2,102,900)	(1,680,500)
Deferred tax asset, net of valuation allowance	$-	$-

As of December 31, 2012 and 2011, the Company had approximately $2,238,000 and $1,449,000, respectively, of federal and state net operating loss (“NOLs”) carryovers available to offset future taxable income, which expire beginning in 2030. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryovers may be subject to an annual limitation in the event of a change of control. On November 3, 2010, the holder of the majority of the Company's common stock, who also served as an officer and a director of the Company, sold his holding of 10,000,000 shares of the Company's common stock to the Rockland Group. Those shares represented approximately 90% of the Company's outstanding common stock on that date. Accordingly, this transaction resulted in a change of ownership, which resulted in an annual limitation of approximately $1,300 on the usage of the Company’s NOLs generated up through the date of ownership change. The Company is still in the process of filing its 2010, 2011, and 2012 federal and state tax returns. Therefore, the Company’s net operating loss carryovers will not be available to offset future taxable income, if any, until the returns are filed.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2012 and 2011, the change in the valuation allowance was approximately $422,100 and $1,555,900.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as ‘unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to unrecognized tax benefits are required to be calculated and would be classified as “Other expenses - Interest” in the statements of operation. Penalties would be recognized as a component of “General and administrative.”

No interest or penalties were recorded during the years ended December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and December 31, 2011, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in U.S. federal and state jurisdictions and is subject to examination by tax authorities beginning with the year ended December 31, 2010.

13)	Acquisitions

a)	Acquisition of Rights to Myself Royalty Stream

On December 8, 2010, the Company acquired from New Horizon, Inc. the rights to a royalty stream related to the sales of the Myself pelvic muscle trainer for the calendar years 2011 through 2015 (the "Myself Agreement"). The Company issued the following in consideration for the acquisition of that asset:

i)	A convertible promissory note in the principal amount of $2,000,000 as more fully described in Note 6(a)(i).

ii)	36,000,000 shares of common stock; and

iii)	3,000,000 shares of a then yet to be created series of preferred stock designated Series B Convertible Preferred Stock as more fully described in Note 7(b).

The Company accounted for this transaction by recording an intangible at its historical cost determined as follows:

Face value of the convertible promissory note	$2,000,000
36,000,000 common shares valued at $0.0056 per share	200,000
18,000,000 Series B Convertible Preferred Stock convertible into 135,000,000 shares of common shares valued at $0.0056 per share	750,000
Total	$2,950,000

The value of $0.0056 per common share was based upon the most recent price per share realized in the private placement of common shares as there was no established public market for the Company's common stock. The Company recorded a corresponding subscription liability for Series B Convertible Preferred Stock in the amount of $750,000 as of December 31, 2010 as:

i)	That series of shares had yet to be created as of the date of the balance sheet and the Company was contractually obligated to do so; and

ii)	The amount of the obligation could be determined.

Series B Convertible Preferred Stock was subsequently created and the requisite number of shares were issued during the year ended December 31, 2011.

During the year ended December 31, 2011, the Company recorded an impairment charge of $2,950,000 which represented the full carrying value of the Myself pelvic muscle trainer intangible asset. The Company considered both qualitative and quantitative factors in its assessment and, based on current product information, the Company had determined that the future recoverability and expected cashflow associated with that asset to be uncertain.

Additionally, under the terms of the Myself Agreement, the Company was obligated to issue up to an additional 18,000,000 shares of common stock and 1,500,000 shares of Series B Convertible Preferred Stock in August 2012 if the average closing stock price of the Company's common shares on any applicable stock exchange during the month of July 2012 was less than $0.22 per share. The average closing price of the Company's common shares during July 2012 did not attain that threshold and, therefore, such shares were issued as more fully described in Note 9.

b)	Acquisition of Patent and Related Rights for Novel Medical Applicator and Entering Into Related Services Agreements

On December 13, 2010, the Company acquired from RWIP, LLC a patent application and related rights for a novel medical applicator (the "RWIP Agreement"). The Company issued the following in consideration for the acquisition of this asset:

i)	A convertible promissory note in the principal amount of $125,000 as more fully described in Note 6(a)(ii).

ii)	A warrant for the purchase of 1,350,000 shares of the Company's common stock at an exercise price of $0.22 per share through December 13, 2014. Terms of that warrant include the provision for a cashless exercise.

iii)	Royalties equal to 20% of the net income derived by the Company in connection with the assets under the RWIP Agreement.

The Company accounted for this transaction by recording a charge for acquired in-process research and development of $125,000 which corresponded to the face value of the promissory note. The value of warrants issued was determined to be dimimis.

c)	Acquisition of the iSafe Companies

On March 22, 2011, the Company acquired 100% of the ownership interests in iSafe Imaging, LP, eMediSafe, LP, and iSafe Imaging Canada Ltd. (the "iSafe Companies" or "iSafe").

The purchase price of $970,400 consisted of 4,500,000 shares of common stock with a value of $0.194 per share aggregating $875,000 and warrants for the purchase of 450,000 common shares with a calculated value of $95,400 as described in Notes 8(e) and 10(a), respectively.

The acquisition of iSafe was been accounted for by the Company under the purchase method of accounting whereby assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The purchase price was allocated as follows:

Assets acquired:
Cash	$229,819
Receivables	109,018
Prepaid expenses and other current assets	3,704
Property and equipment	159,480
Intangibles	417,171
Goodwill	400,000
1,319,192

Liabilities assumed:
Accounts payable	104,780
Accrued expenses	151,585
Notes payable	45,012
Capital lease obligations	47,415
348,792

Purchase price	$970,400

The purchase price paid by the Company in excess of the net assets of iSafe was allocated to intangible assets as indicated above. The intangible asset was comprised of customer lists, know-how, and proprietary methods and was amortized over a three to five year period and the Company recorded amortization expense of $102,147 during the year ended December 31, 2011.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and iSafe for the year ended December 31, 2011 as if the acquisition had occurred on January 1, 2011 instead of March 22, 2011. The pro forma information only presents the results of operation of iSafe through November 22, 2011, the date the Company sold iSafe. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been acquired as of January 1, 2011.

			Pro Forma
	As Reported	Adjustment	Results

Revenues	$-	$594,487	$594,487
Net loss	$(4,988,242)	$(337,327)	$(5,325,569)
Weighted average number of common shares outstanding	16,159,617	500,000	16,659,617
Loss per common share - Basic and fully diluted	$(0.31)		$(0.32)

On November 22, 2011, the Company sold the iSafe to a company controlled by the Company's majority shareholder for a cash payment of $250,000 plus 1,170,000 shares of our common stock and warrants for the purchase of 450,000 shares of our common stock with an exercise price of $0.339. The Company realized a gain of approximately $163,000 in connection with this transaction. As this transaction was with a related party, the gain was recorded as a direct addition to the Company's equity.

14)	Discontinued Operations

On March 22, 2011 and as more fully described in Note 13(c), the Company acquired the operations of iSafe and on November 22, 2011, sold it to a company controlled by the Company's majority shareholder. Consequently, the operating results of that entity are presented in these financial statements as discontinued operations.

Summarized financial information for discontinued operations for the year ended December 31, 2011 is a follows:

Revenues	$283,712
Cost of revenues	370,323
Gross profit (loss)	(86,611)
General and administrative expenses	318,282
Interest expense	3,801
Net loss from discontinued operations	$(408,694)

15)	Commitments and Contingencies

a)

In connection with the Company's investment in Epec and as more fully described in Note 5(c), the Company was committed to pay an additional $475,000 in cash. On January 10, 2013 and as more fully described in Note 17(a), Epec and the Company modified the agreement whereby that obligation was reduced to $100,000.

b)	The Company is subject to litigation in the ordinary course of business. Management believes that the Company has adequate insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated and that the resolution of any such items will not have a material effect upon the Company's financial position or results of operations.

16)	Related Party Transactions

The Rockland Group LLC ("Rockland") and Digisort LLC ("Digisort") are controlled by an individual who is an officer and director of the Company.

a)	In November 2010 and as more fully described in Note 7(a), Rockland: agreed to purchase 2,000,000 shares of a yet to be created series of preferred stock in exchange for $100,000. Such shares were subsequently created and issued during the year ended December 31, 2011.

b)	On various dates during the years ended December 31, 2012 and 2011 as more fully described in Note 6(b), Rockland loaned the Company an aggregate of $250,150 and $331,297, respectively.

c)	On November 22, 2011 and as more fully described in Note 13(c), the Company sold iSafe to Digisort for a cash payment of $250,000 plus 1,170,000 shares of the Company's common stock and warrants for the purchase of 450,000 shares of the Company's common stock. The Company realized a gain of approximately $163,000 in connection with this transaction.

d)	As more fully described in Note 13(c), on November 22, 2011, the Company sold iSafe to an entity that is controlled by one of the Company's Directors. That individual also controls the Rockland Group, the Company's majority shareholder.

e)	As more fully described in Note 10, on June 7, 2012, the Company entered into a licensing/sale agreement for a novel medical product owned by the Company with an entity that is controlled by one of the Company's Directors. That individual also controls the Rockland Group, the Company's majority shareholder.

f)	As more fully described in Note 6(k), on July 25, 2012 the Company sold shares of common stock to the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors.

g)	As more fully described in Note 6(b), as of December 31, 2012, the Company has a note payable due to the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors.

h)	Accounts payable due to related parties as of December 31, 2012 consists of $81,500 due to the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors, and $27,380 due to Rivercoach Partners, LP, an entity controlled by the Company's Vice President of Investments.

i)	As more fully described in Note 17(j), on March 15, 2013, the Company issued a note payable to an investment group managed by the Company's Vice President of Investments with the face value of $50,000 plus a warrant for the purchase of 20,000,000 shares of the Company's common stock at $0.01 per share. As a result of the Company defaulting on that note on April 23, 2013, that investment group effectively owns 49% of the shares of the Company's common stock.

17)	Subsequent Events

a)	Modification of the Epec Investment Agreement and Issuance of Common Shares

i)	On January 10, 2013 and as more fully described in Note 5(c), Epec and the Company modified the agreement whereby:

a)	The number of Epec shares to be issued to the Company was reduced to 12,500,000 and all such shares were released to the Company;

b)	The Company's remaining payment obligation to Epec of $475,000 was reduced to $100,000;

c)	The Company made a $50,000 payment; and

d)	Epec could convert the Company's remaining obligation of $50,000 into the Company's common stock at the rate of $0.002 per share.

ii)	On January 16, 2013, Epec converted the remaining obligation of $50,000 into 25,000,000 shares of the Company's common stock pursuant to the terms of the agreement. The Company accounted for the $50,000 payment and the fair value of the 25,000,000 common shares issued as a cost of modifying the Epec investment agreement and recorded an expense of $100,000.

b)	Issuance of Series C Preferred Shares and Acquisition of SRG, Inc.

On January 23, 2013, the Company closed on a transaction contemplated by an Amended and Restated Share Exchange Agreement (“Share Exchange Agreement”) with SRG, Inc., a Quebec Province corporation, (“SRG”) and the shareholders of SRG pursuant to which 100% of the holders of the outstanding common stock of SRG transferred to the Company all of the common stock of SRG in exchange for the issuance of 5,000,000 shares of the Company's newly created Series C Convertible Preferred Stock. Those shares are convertible into 80% of the Company's then outstanding common stock immediately after a reverse stock split which is contemplated to occur during the second quarter of 2013. Those shares are also entitled to vote on an “as converted” basis on all matters to which the holders of the Company’s Common Stock are entitled or required to vote.

The operations of SRG consist primarily of researching, developing, and testing the ADS Software ("ADS"), a system designed around proprietary alertness detection technologies which helps operators (such a drivers of motor vehicles) in modulating their work activity based on real time knowledge of their actual state of alertness. Currently, there is no third-party valuation available for SRG and the Company's common stock is thinly traded. Consequently, there is no immediately reliable method available to measure the fair value of this transaction. Thus, for the purpose of the schedule illustrating the effect of events subsequent to December 31, 2012 appearing in Note 18, this transaction is presented as an increase to intangible assets with a corresponding increase to preferred stock using the par value of the 5,000,000 Series C Preferred shares.

The acquisition of SRG will be accounted for by the Company under the purchase method of accounting whereby assets acquired and liabilities assumed by the Company will be recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition. The Company is in the process of valuing the assets and liabilities acquired and management contemplates that this valuation will be completed during the third quarter of 2013. Pro forma financial information presenting the consolidated results of operations of the Company and SRG for the years ended December 31, 2011 and 2012 as if the acquisition had occurred on January 1, 2011 will be included in future filings.

As a result of implementing the Share Exchange Agreement, the Company became a holding company with all day-to-day operations conducted by SRG. The purpose of this transaction was to provide the business of SRG with access to the capital markets in the United States for future expansion and growth.

c)	Conversion of Convertible Note Payable into Common Shares

On January 23, 2013 and simultaneously with the closing of the Share Exchange Agreement described above, the holder of the convertible note payable elected to convert principal and accrued interest in the amounts of $1,216,667 and $292,694, respectively, into 9,056,164 shares of the Company's common stock at the rate of $0.1667 per share pursuant to the terms of the note dated December 8, 2010.

d)	Negotiated Settlement of Accounts Payable Balance and Conversion of Remaining Balance into Common Shares

On January 23, 2013 and simultaneously with the closing of the Share Exchange Agreement described above, a vendor which the Company owed $230,000 agreed to reduce its claim to $50,000 and convert that amount into 14,800,000 shares of the Company's common stock at the rate of $0.0032 per share. The Company accounted for this transaction as a decrease to accounts payable of $230,000 with a corresponding increase to stockholders' equity.

e)	Conversion of Accounts Payable Balances into Common Shares

On January 23, 2013 and simultaneously with the closing of the Share Exchange Agreement described above, two vendors which the Company owed a total of $112,000 agreed to convert such balances into 35,331,230 shares of the Company's common stock at the rate of $0.0032 per share. The Company accounted for this transaction as a decrease to accounts payable of $112,000 with a corresponding increase to stockholders' equity.

f)	Transfer of Assets and Conversion of Convertible Note Payable into Common Shares with a Related Party

On January 23, 2013 and simultaneously with the closing of the Share Exchange Agreement described above:

i)	The Company closed on a transaction contemplated by an Asset Purchase Agreement with Rockland Group, LLC, the Company's majority shareholder and an entity controlled by one of the Company's Directors (“Rockland”), pursuant to which the Company sold the shares it owned in HepatoChem, Inc. with a carrying value of $210,000 to Rockland in exchange for a reduction of the same amount of a convertible note payable due to Rockland; and

ii)	Rockland elected to convert the remaining balance of $579,938 due in connection with the convertible note payable plus accounts payable balances totaling $75,000 into a total of 182,945,741 shares of the Company's common stock at the rate of $0.0032 per share.

g)	Transfer of Certain Assets to and Assumption of Liabilities by HLBC Distribution Company, Inc.

On January 23, 2013 and simultaneously with the closing of the Share Exchange Agreement described above, the Company closed on a transaction contemplated by an Assignment and Assumption Agreement with HLBC Distribution Company, Inc., a Nevada corporation ("HLBCDC") pursuant to which certain of the Company assets were transferred to HLBCDC in exchange for HLBCDC assuming certain liabilities of the Company.

The assets transferred to HLBCDC consisted of:

i)	The shares the Company owned in Legends & Heroes, Inc. and Epec Biofuels Holdings, Inc. as well as the intangible rights associated with the Myself™ pelvic muscle trainer and a novel medical applicator referred to as the “Soft and Smooth Assets” with a collective carrying value of $700,000;

ii)	40,203,785 shares of the Company's common stock with a negotiated value of $127,446 ($0.0032 per share); and

iii)	A warrant to purchase 50,000,000 shares of the Company's common stock at the exercise price of $0.0055 per share, the fair market value of such shares on the date of the closing. Such warrants were valued at $205,000 and recorded as an addition to additional paid-in capital in the schedule below.

In exchange for the assets, shares, and the warrant, HLBCDC assumed $985,946 of the Company's liabilities consisting of:

i)	The remaining balance due of $450,000 in connection with the convertible note payable described in Note 17(c);

ii)	Accrued liabilities of $386,500 due to management for services rendered; and

iii)	Trade payables totaling $149,446;

The Company expects to record a loss of approximately $205,000 in connection with this transaction directly attributable to the theoretical value of $205,000 attributed to the warrants through the use of the Black-Scholes valuation formula.

h)	Service Agreement and Issuance of Warrant

Effective February 1, 2013, the Company entered into a service agreement with Frederick Larcombe to fulfill the role of its Chief Financial Officer for a period of three months. Compensation for that period aggregated $45,000 consisting of $30,000 in cash and warrants for the purchase of a number of the Company's common shares at an exercise price per share equal to the price at which the Company raises funds during that period. The number of shares to be purchased via this warrant was to be computed by dividing $15,000 by the price per share at which the Company raises funds during that period. This agreement was modified effective March 28, 2013 through mutual agreement whereby cash compensation was reduced to $22,500 and the Company issued a warrant for the purchase of 2,250,000 shares of the Company's common stock at $0.01 per share for a period of five years. This warrant vested immediately upon issuance, contained provisions for a cashless exercise, was valued at $16,650, and was recorded as stock-based compensation expense.

i)	Issuance of Demand Notes Payable

On various dates from February 15, 2013 through May 1, 2013, the Company's 100% owned Canadian subsidiary, SRG, Inc, issued a series of notes payable with face amounts totaling CAD$685,000 and received proceeds of the same amount. These notes are payable upon demand and accrue interest at the rate of 25% per annum compounded daily.

j)	MeliaLife Agreement

On March 12, 2013, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with MeliaLife International, Inc. (“MeliaLife”), pursuant to which the Company will be the exclusive distributor of natural supplement products produced by MeliaLife. The duration of the Distribution Agreement is five years or when the Company has purchased $60 million in products from MeliaLife, whichever happens first. At that time all rights to the MeliaLife products will inure to the Company in exchange for prospective payment to MeliaLife of 4% of net profits from the sale of such products.

k)	Issuance of Short Term Convertible Note Payable and Change of Control

On March 15, 2013, the Company received $50,000 in return for issuing a note payable to an investment group managed by the Company's Vice President of Investments with the face value of $50,000 plus a warrant for the purchase of 20,000,000 shares of the Company's common stock at $0.01 per share for a period of five years. This note was due on April 15, 2013 along with a $25,000 service fee and accrued interest on the principal at the rate of 18% per annum compounded daily. Anytime after April 15, 2013, the holder could convert all amounts due in connection with this note into the Company's Preferred Series C Stock at the rate of $0.01 per share. The warrants were valued at $148,000 and the $25,000 service fee were recorded as interest expense. The bulk of the $50,000 received from this transaction was subsequently disbursed in connection with operating activities.

On April 16, 2013 and as a result of non-payment of the note upon its due date, the holder issued the Company a notice of default and a notice of conversion of all amounts due into Preferred Series C Stock.

On April 17, 2013, the Company and the holder reached an agreement whereby the Company issued 100,000 shares of its Preferred Series C Stock to the holder of the note and the due date was revised to April 23, 2013.

On April 24, 2013 and as a result of non-payment of the note upon its due date, the holder issued the Company a notice of default and a notice of conversion of $75,971 due in connection with the note into 7,597,100 shares of Preferred Series C Stock. This resulted in the holder of the note owning 61% of the total shares of Preferred Series C Stock. Upon conversion of the Series C Convertible Preferred Stock into 80% of the Company's outstanding common stock immediately after a reverse stock split, the holder will own 49% of the Company's outstanding common stock. In light of the holder's relationship with other common shareholders, this transaction resulted in a change in control transaction.

l)	Issuance of Notes Payable

On various dates from April 26, 2013 through May 30, 2013, the Company issued a series of notes payable totaling $220,000. These notes accrue interest at the rate of 18% per annum and mature on September 30, 2013.

18)	Unaudited Pro Forma Supplemental Information

The following unaudited pro forma supplemental information is presented exclusively to assist the reader of these financial statements in understanding the effects of the subsequent events described in Note 17 upon the balance sheet of the Company as of December 31, 2012. This unaudited pro forma supplemental information does not reflect all activity occurring after December 31, 2012 and should not be viewed as being representative of the results of operations after that date.

Effects of the Subsequent Events Described In Note 17 Upon the Balance Sheet of the Company as of December 31, 2012
														Amounts
													Estimated	As Of
													Operating	12/31/12
													Results	Adjusted For
	Amounts												From	Effects Of
	As Of	Effect of the Events Described in Footnote #											1/1/12 To	Subsequent
	12/31/12	17(a)	17(b)	17(c)	17(d)	17(e)	17(f)	17(g)	17(h)	17(i)	17(k)	17(l)	05/31/13	Events
Assets

Current assets:

Cash	$53,744	$(50,000)	$-	$-	$-	$-	$-	$-	$-	$685,000	$50,000	$220,000	$(900,000)	$58,744
Prepaid expenses and other current assets	12,676													12,676

Total current assets	66,420	(50,000)	-	-	-	-	-	-	-	685,000	50,000	220,000	(900,000)	71,420

Investments	910,000						(210,000)	(700,000)						-

Intangible asset	-		500											500

Total assets	$976,420	$(50,000)	$500	$-	$-	$-	$(210,000)	$(700,000)	$-	$685,000	$50,000	$220,000	$(900,000)	$71,920

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable	$481,022	$-	$-	$-	$(230,000)	$(112,000)	$-	$(115,566)	$22,500	$-	$-	$-	$-	$45,956
Accounts payable due to related parties	108,880						(75,000)	(33,880)						-
Accrued compensation	386,500							(386,500)						-
Accrued expenses	302,694			(292,694)										10,000
Convertible note payable	1,666,667			(1,216,667)				(450,000)						-
Note payable due to related party	714,938						(714,938)							-
Note payable other	8,497									685,000		220,000		913,497
Deferred revenue	4,328													4,328

Total liabilities	3,673,526	-	-	(1,509,361)	(230,000)	(112,000)	(789,938)	(985,946)	22,500	685,000	-	220,000	-	973,781

Commitments and contingencies	-

Stockholders' deficiency:

Preferred stock	650		500								776			1,926

Common stock	21,921	2,500		906	1,480	3,533	18,200	4,020						52,560

Additional paid-in capital	5,172,338	47,500		1,508,455	48,520	108,467	561,738	486,926	16,650		75,195			8,025,789

Accumulated deficit	(7,892,015)	(100,000)			180,000			(205,000)	(39,150)		(25,971)		(900,000)	(8,982,136)

Total stockholders' deficiency	(2,697,106)	(50,000)	500	1,509,361	230,000	112,000	579,938	285,946	(22,500)	-	50,000	-	(900,000)	(901,861)

Total liabilities and stockholders' deficiency	$976,420	$(50,000)	$500	$-	$-	$-	$(210,000)	$(700,000)	$-	$685,000	$50,000	$220,000	$(900,000)	$71,920

* * * * *

