Form 10-Q
period 2013-03-31
InterCore Energy, Inc.
filed 2013-10-31
CIK 1494214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes  ☐   No ☒.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 29, 2013, there were 747,045,894 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1

Financial Statements

InterCore Energy, Inc. and Subsidiary
(Formerly Heartland Bridge Capital, Inc.)
A Development Stage Company
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Note 2)

Assets

Current assets:

Cash	$32,718	$53,744
Accounts receivable	14,901	-
Prepaid expenses and other current assets	56,655	12,676

Total current assets	104,274	66,420

Investments	-	910,000

Total assets	$104,274	$976,420

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable	$305,833	$481,022
Accounts payable due to related parties	-	108,880
Accrued compensation	22,500	386,500
Accrued expenses	70,526	302,694
Notes payable	1,483,273	8,497
Note payable due to related party	-	714,938
Convertible notes payable	-	1,666,667
Convertible notes payable due to related party	37,500	-
Deferred revenue	3,684	4,328

Total liabilities	1,923,316	3,673,526

Commitments and contingencies	-	-

Stockholders' deficiency:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; zero and 2,000,000 shares of Series A with a liquidation preference of $100,000 outstanding as of March 31, 2013 and December 31, 2012, respectively; zero and 4,500,000 shares of Series B with a liquidation preference of $750,000 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively; and 5,000,000 and zero shares of Series C with a liquidation preference of $125,971 issued an outstanding as of March 31, 2013 and December 31, 2012, respectively	500	650

Common stock, $0.0001 par value, 750,000,000 shares authorized, 747,045,894 and 219,208,974 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	74,705	21,921

Additional paid-in capital	9,667,029	5,172,338

Accumulated deficit (including $5,888,045 and $2,183,385 of deficit accumulated during development stage as of March 31, 2013 and December 31, 2012, respectively)	(11,596,675)	(7,892,015)

Accumulated other comprehensive income	35,399	-

Total stockholders' deficiency	(1,819,042)	(2,697,106)

Total liabilities and stockholders' deficiency	$104,274	$976,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore Energy, Inc. and Subsidiary
(Formerly Heartland Bridge Capital, Inc.)
A Development Stage Company
Condensed Consoidated Statements of Operations
and Comprehesive Loss

			For the cummulative period
			January 1, 2012
			(date of re-entering the
	Three months ended March 31,		development stage) to
	2013	2012	March 31, 2013

Revenues from related party	$644	$-	$6,316

Cost of revenues	-	-	-

Gross profit	644	-	6,316

Operating expenses:

Research and development	283,866	61,450	435,316
Charge for acquired in-process research and development	1,467,505	-	1,467,505
General and administrative	216,209	329,314	1,149,198
Charge for shares issued in connection with Myself acquisition agreement (Note 6(g))	-	-	855,000
Charge for impairment of intangible asset	-	-	-

Total operating expenses	1,967,580	390,764	3,907,019

Operating loss	(1,966,936)	(390,764)	(3,900,703)

Other income (expense):

Settlement with Epec	(187,500)	-	(187,500)
Charge to expense for:
Loss on settlement of related party note payable	(883,628)	-	(883,628)
Settlement with vendors	(170,650)	-	(170,650)
Loss on distribution of assets to HLBCDC (Related Party)	(330,684)	-	(330,684)
Interest expense - Note payable to Fandeck (Related Party)	(141,896)	-	(141,896)
Interest expense - Other	(23,366)	(56,381)	(272,984)

Other income (expense)	(1,737,724)	(56,381)	(1,987,342)

Loss before income taxes	(3,704,660)	(447,145)	(5,888,045)

Income tax expense	-	-	-

Net loss	(3,704,660)	(447,145)	(5,888,045)

Other comprehensive gain - foreign currency transaction	35,399	-	35,399

Comprehensive loss	$3,669,261	$(447,145)	$5,852,646

Net loss per common share - Basic and diluted	$(0.006)	$(0.003)	$(0.022)

Weighted average common shares outstanding - Basic and diluted	612,154,237	149,788,530	264,531,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore Energy, Inc. and Subsidiary
(Formerly Heartland Bridge Capital, Inc.)
A Development Stage Company
Condensed Consolidated Statement of Stockholders' Deficiency
For the Three Months Ended March 31, 2013
(Unaudited)

											Accumulated
											Other
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Deficiency

Balance, December 31, 2012	2,000,000	$200	4,500,000	$450	-	$-	219,208,974	$21,921	$5,172,338	$(7,892,015)	$-	$(2,697,106)

Conversion on January 23, 2013 of Series A Convertible Preferred Stock into common shares - Notes 9(a) and 10(b)	(2,000,000)	(200)	-	-	-	-	18,000,000	1,800	(1,600)	-	-	-

Conversion on January 23, 2013 of Series B Convertible Preferred Stock into common shares - Notes 9(b) and 10(c)	-	-	(4,500,000)	(450)	-	-	202,500,000	20,250	(19,800)	-	-	-

Issuance on January 23, 2013 of Series C Convertible Preferred Stock - Notes 4 and 9(c)	-	-	-	-	5,000,000	500	-	-	125,471	-	-	125,971

Issuance on January 10, 2013 of common stock with a fair value of $0.0055 per share in connection with modification of investment agreement with Epec Biofuels Holdings, Inc. - Notes 7(c) and 10(a)	-	-	-	-	-	-	25,000,000	2,500	135,000	-	-	137,500

Issuance on January 23, 2013 of common stock at $0.1667 per share in connection with the settlement of a note payable due to New Horizon - Notes 8(a) and 10(d)	-	-	-	-	-	-	9,056,164	906	1,508,455	-	-	1,509,361

Issuance on January 23, 2013 of common stock at $0.0032 per share with a fair value of $0.0080 in connection with the settlement of a note payable due to the Rockland Group - Notes 8(b)(i) and 10(e)	-	-	-	-	-	-	182,945,741	18,295	1,445,271	-	-	1,463,566

Issuance on January 23, 2013 of common stock at $0.0160 per share with a fair value of $0.0080 in connection with the settlement of an amount due to a vendor - Note 10(f)	-	-	-	-	-	-	14,800,000	1,480	228,520	-	-	230,000

Issuance on January 23, 2013 of common stock at $0.0032 per share with a fair value of $0.0080 in connection with the settlement of amounts due to vendors - Note 10(g)	-	-	-	-	-	-	35,331,230	3,533	279,116	-	-	282,649

Issuance on January 23, 2013 of common stock at $0.0032 per share with a fair value of $0.0080 in connection with the distribution/assumption of certain assets and liabilities to HLBC Distribution Company, Inc. - Notes 5 and 10(h)	-	-	-	-	-	-	40,203,785	4,020	317,610	-	-	321,630

Issuance of warrants on January 23, 2013 in connection with the distribution/assumption of certain assets and liabilities to HLBC Distribution Company, Inc. - Notes 5 and 11(a)	-	-	-	-	-	-	-	-	295,000	-	-	295,000

Issuance of warrants on April 15, 2013 in connection with the issuance of a contertible promissory note - Notes 8(g) and 11(c)	-	-	-	-	-	-	-	-	154,000	-	-	154,000

Share based compensation - Warrants issued to management - Notes 10(b) and 10(d)	-	-	-	-	-	-	-	-	27,648	-	-	27,648

Net loss	-	-	-	-	-	-	-	-	-	(3,704,660)	-	(3,704,660)

Unrealized gain on foreign currency transalation	-	-	-	-	-	-	-	-	-	-	35,399	35,399

Balance, March 31, 2013	-	$-	-	$-	5,000,000	$500	747,045,894	$74,705	$9,667,029	$(11,596,675)	$35,399	$(1,819,042)

The accompanying notes are an integral part of these condensed consoidated financial statements.

InterCore Energy, Inc. and Subsidiary
(Formerly Heartland Bridge Capital, Inc.)
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the cummulative period
			January 1, 2012
			(date of re-entering the
	Three Months Ended March 31,		development stage) to
	2013	2012	March 31, 2013

Cash flows used in operating activities:

Net loss	$(3,704,660)	$(447,145)	$(5,888,045)

Adjustments to reconcile net loss from continuing operations tonet cash used in operating activities:
Charge for acquired in-process research and development	1,467,505	-	1,467,505
Stock-based compensation expense:
Common shares issued for services	-	129,503	257,773
Warrants issued for services	27,648	-	104,014
Charge for shares issued in connection with Myself acquisition agreement	-	-	855,000
Charges related to Fandeck note recorded as interest expense:
Value of warrants expensed upon issuance of note	104,000	-	104,000
Amortization of debt discount	25,000	-	25,000
Accrual of service fee	12,500	-	12,500
Charges for issuance of common shares in connection with:
Settlement with Epec	137,500	-	137,500
Settlement of note due to Rockland	883,628	-	883,628
Settlement of trade accounts payable	170,649	-	170,649
Loss on distribution of assets and liabilities and issuance of common shares and warrants to HLBCDC	330,684	-	330,684

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(29,274)	24,118	(8,846)
Increase in accounts payable	203,359	10,013	311,022
Decrease in accounts payable due to related parties	(108,880)	-	-
Increase in accrued compensation	22,500	40,000	271,000
Increase in accrued expenses	111,327	54,456	357,308
Decrease in deferred revenue	(644)	-	3,684

Net cash used in operations	(347,158)	(189,055)	(605,624)

Cash flows provided by (used in) investing activities:

Cash acquired in SRG acquisition	240,731	-	240,731
Investment in HepatoChem	-	(110,000)	(110,000)
Investment in Legends and Heros	-	(85,000)	(75,000)
Investment in Epec	-	-	(275,000)

Net cash provided by (used in) investing activities	240,731	(195,000)	(219,269)

Cash flows provided by (used in) financing activities:

Proceeds from sale of common stock	-	-	80,500
Proceeds from exercise of warrants	-	335,000	390,660
Proceeds from issuance of notes payable	-	10,019	-
Proceeds from issuance of notes payable to related party	-	-	250,150
Proceeds from issuance of convertible notes payable to related party	50,000	-	50,000
Repayment of notes payable	-	(12,987)	(1,522)

Net cash flows provided by financing activities	50,000	332,032	769,788

Net decrease in cash	(56,427)	(52,023)	(55,105)

Effect of foreign exchange rate changes on cash	35,401	-	35,401

Cash - Beginning of period	53,744	52,422	52,422

Cash - End of period	$32,718	$399	$32,718

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-	$1,625

Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of Common Stock:
Settlement of note payable to New Horizon, Inc.	$1,509,361	$-	$1,509,361
Settlement of note payable to the Rockland Group, Inc.	$1,463,566	$-	$1,463,566
Settlement of accounts payable	$513,053	$-	$513,053
Distribution/assumption of assets and liabilities to HLBC Distribution Company, Inc.	$321,630	$-	$321,630
Investment in Epec Biofuels Holdings, Inc.	$-	$-	$100,000

Issuance of warrants - Distribution/assumption of assets and liabilities to HLBC Distribution Company, Inc.	$295,000	$-	$295,000

Acquisition of SRG International, Inc.:
Acquisition of assets other than cash	$1,722,941	$-	$1,722,941
Assumption of liabilities	$1,596,970	$-	$1,596,970
Issuance of Series C Convertible Preferred Stock	$125,971	$-	$125,971

The accompanying notes are an integral part of these condensed consoidated financial statements.

InterCore Energy, Inc. and Subsidiaries

(Formerly Heartland Bridge Capital, Inc.)

A Development Stage Company

Notes to the Condensed Financial Statements
March 31, 2013
(Unaudited)

1)	Business

InterCore Energy, Inc. (formerly known as Heartland Bridge Capital, Inc.) (the "Company") was organized under the laws of the State of Delaware on April 29, 2010. While operating as Heartland Bridge Capital, Inc., the Company focused upon investments and acquisition opportunities primarily in products and companies involved in the market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management. On March 30, 2012, the Company decided to intensify its focus in the energy sector and the related opportunities within and, to that end, the Board of Directors elected to change the name of the Company to InterCore Energy, Inc. Upon the sale of the Company’s only operating subsidiary during the fourth quarter of 2011, the company re-entered the development stage effective January 1, 2012.

On January 23, 2013 and as more fully described in Notes 4 and 5, the Company:

a)
Transferred investments to a related party in exchange for the assumption of certain obligations of the Company and then converted the majority of the remaining accounts payable, notes payable, and other commitments into shares of common stock; and

b)
Closed on a transaction with SRG International, Inc. ("SRG") and its shareholders whereby the Company acquired 100% of the outstanding common stock of SRG in exchange for ICOR's issuance of 5,000,000 shares of a newly created Series C Convertible Preferred Stock for the purpose of acquiring SRG's in-process research and development.   Those shares are convertible into 80% of the Company's then outstanding common stock immediately after a reverse split of the Company's common stock which is contemplated to occur during the fourth quarter of 2013.   Those shares are also entitled to vote on an "as converted" basis upon all matters which the holders of the Company's Common Stock are entitled or required to vote.  The holders of the Series C Convertible Preferred Stock did not perfect their rights in such securities due to non-performance in connection with certain provisions of the acquisition agreement. On October 28, 2013 the Company waived such provisions.

The operations of SRG consist primarily of performing research, development, and testing and commercialization of the ADS™ System ("ADS"), a system designed around proprietary alertness detection technologies and which helps operators (such a drivers of motor vehicles) to modulate their work activity based on real time knowledge of their actual state of alertness.

2)	Basis of Presentation and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $11,596,675 as of March 31, 2013. Cash used in operating activities during the three months ended March 31, 2013 totaled $347,158 and the Company has a working capital deficiency of $1,819,042 as of March 31, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically financed its activities through the private placement of equity securities. To date, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs.

The Company’s ability to execute its business plan is dependent upon its ability to raise additional equity, secure debt financing, and/or generate revenue.

The Company can give no assurance that such financing will be available on acceptable terms or at all, or that it can generate revenue. Should the Company not be successful in obtaining the necessary financing or generating revenue to fund its operations, the Company would need to curtail or cease its operational activities. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Research and Development - The Company expenses research and development costs as incurred. For the three months ended March 31, 2013 and 2012, the Company incurred research and development expense of $283,866 and $61,450, respectively. Additionally, the Company recorded a charge for acquired research and development of $1,467,505 during the three months ended March 31, 2013.

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

Stock-based compensation expense aggregated $27,648 and $129,503 for the three months ended March 31, 2013 and 2012, respectively was classified in general and administrative expense.

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2013 and 2012:

	2013	2012

Warrants	112,730,390	40,480,390
Series A Convertible Preferred Stock	-	18,000,000
Series B Convertible Preferred Stock	-	202,500,000
Convertible notes	-	17,256,168
Total	112,730,390	278,236,558

Investments - The Company accounts for investments in other entities under the cost method of accounting when the Company does not hold a significant interest in nor has any management control over those entities. The Company has not recorded any impairment for these investments.

Intangible Assets - The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method over periods ranging from five years to ten years based upon their estimated useful lives. The Company reviews them for impairment whenever events or changes in business circumstances indicate that the carrying amount of such assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flow expected to be derived from the use of those assets is less than their carrying values. During the year ended December 31, 2011, the Company recorded an impairment loss of $2,950,000. No impairment loss was recorded during the three months ended March 31, 2013 and 2012.

Fair Value - The Company determines the estimated fair value of amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of March 31, 2013 and, as of that date, the carrying value of all amounts approximates fair value.

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

The following are the major categories of assets were measured at fair value during the three months ended March 31, 2013, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

Level 1:
	Quoted Prices	Level 2:		Total	Total
	In Active	Significant	Level 3:	Assets	Impairment
	Markets For	Other	Significant	As Of	For
	Identical	Observable	Unobservable	The Period	The Period
	Assets	Inputs	Inputs	Ended	Ended

March 31, 2013:

Investments	$-	$-	$-	$-	$-
Intangible asset	$-	$-	$-	$-	$-

Based on its assessments, the Company recorded an asset impairment charge of $2,950,000 related to the intangible asset during the year ended December 31, 2011. Aside from the disposition of the investments and the intangible asset described in Notes 5, 6, and 7, there were no changes in fair value, including net transfers in and/or out of the Level 3 type asset/liability category, of all financial asset and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the three months ended March 31, 2013.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determined that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on its assessments, the Company did not incur any impairment charges during the three months ended March 31, 2013 and 2012.

Financial Instruments - The Company records financial instruments consisting of cash, accounts receivable, and accounts payable at historical cost and notes payable at face value less principal repayments and considers such amounts to approximate fair value due to their short term nature of those instruments.

Contingent Liabilities - The Company records liabilities when it is probable a liability has been incurred and the amount can be reasonably estimated or determined. As of March 31, 2013 and December 31, 2012, there were no accruals for contingent liabilities.

Foreign Currency Translation - The functional currency of the Company's Canadian operations is the Canadian dollar. Assets and liabilities related to that operation are translated at end-of-period exchange rates while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders’ equity/deficiency in Accumulated Other Comprehensive Gain. During the three months ended March 31, 2013 and 2012, foreign currency translation gains were $35,399, and zero respectively. Foreign currency translation gains during the period from January 1, 2012, 2010, the date of re-entering the development stage, to March 31, 2013 were $35,399.

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

4)	Acquisition of SRG International, Inc.

On January 23, 2013, the Company closed on a transaction contemplated by an Amended and Restated Share Exchange Agreement (“Agreement”) with SRG International, Inc., a Quebec Province corporation, (“SRG”) and the shareholders of SRG pursuant to which the holder of 100% of the outstanding common stock of SRG transferred to the Company all of the common stock of SRG in exchange for the issuance of 5,000,000 shares of the Company's newly created Series C Convertible Preferred Stock for the purpose of acquiring SRG’s in-process research and development. Those shares are convertible into 80% of the Company's then outstanding common stock immediately after a reverse stock split which is contemplated to occur during the second quarter of 2013. Those shares are also entitled to vote on an “as converted” basis on all matters to which the holders of the Company’s Common Stock are entitled or required to vote. The holders of the Series C Convertible Preferred Stock did not perfect their interest in such securities due to the non-performance of certain provisions of the Agreement.  On October 28, 2013 the Company waived such provisions.

SRG’s in-process research & development consists of the ADS Software ("ADS"), a system designed around proprietary alertness detection technologies which helps operators (such a drivers of motor vehicles) in modulating their work activity based on real time knowledge of their actual state of alertness.

The 5,000,000 shares of Series C Convertible Preferred Stock issued on January 23, 2013 in connection with this transaction were valued at $125,971, or $0.025 per share.

The acquisition of SRG was accounted for by the Company under the purchase method of accounting whereby assets acquired and liabilities were recorded at their estimated fair values as of the date of the acquisition and the results of operations of SRG have been consolidated with those of the Company from the date of the acquisition.

The purchase price was allocated as follows:

Assets:
Cash	$240,731
Acquired in-process research and development	1,467,505
Other current assets	14,705
1,722,941

Liabilities:
Accounts payable	112,896
Accrued expenses	34,703
Notes payable	1,449,371
1,596,970

Purchase price (fair value of preferred stock)	$125,971

As of the date of the acquisition, SRG had only produced a beta model and has not taken the ADS system to market.  Accordingly, the Company has recorded a charge of $1,467,505 to the statement of operations for acquired research and development.

5)	Distribution of Assets and Assumption of Liabilities

On January 23, 2013 and simultaneously with the closing of the Share Exchange Agreement described above, the Company closed on a transaction contemplated by an Assignment and Assumption Agreement with HLBC Distribution Company, Inc., a Nevada corporation ("HLBCDC") controlled by the president of New Horizons, Inc, the Company's majority shareholder. Pursuant to that agreement, certain assets of the Company were distributed to HLBCDC in exchange for HLBCDC assuming certain liabilities of the Company. It is intended that New Horizon, Inc. and certain member of ICOR's Board of Directors and management team will collectively receive 78% of the future economic benefit, if any, derived from the ownership of those assets by HLBCDC after the satisfaction of the assumed liabilities.

As more fully described in the footnotes on the following pages, the assets distributed to HLBCDC had an aggregate value of $1,316,630 and consisted of:

a)
The shares the Company owned in Legends & Heroes, Inc. and Epec Biofuels Holdings, Inc. as well as the intangible rights associated with the Myself™ pelvic muscle trainer and a novel medical applicator referred to as the “Soft and Smooth Assets” with a collective carrying value of $700,000;

b)	40,203,785 shares of the Company's common stock with a negotiated value of $127,446, or $0.0032 per share, and a fair value of $321,630, or $0.008 per share; and

c)
A warrant to purchase 50,000,000 shares of the Company's common stock at the exercise price of $0.0055 per share, the fair market value of such shares on the date of the closing, which was valued at $295,000 through the use of the Black-Scholes valuation formula.

As more fully described in the footnotes on the following pages, in exchange for the items listed above, HLBCDC assumed $985,946 of the Company's liabilities consisting of:

a)	The remaining balance due to New Horizons, Inc. of $450,000 in connection with the convertible note payable as described in Note 8(a);

b)	Accrued liabilities of $386,500 due to management for services rendered; and

c)	Trade payables totaling $149,446;

In connection with the distribution of assets and the assumption of liabilities described above, the Company recorded a charge to expense for the loss assoicated with that distribution in the amount of $330,684 during the three months ended March 31, 2013.

6)	Intangible Assets
  Intangible assets as of March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012

Rights to distributions related to the sales of the Myself pelvic muscle trainer to be received during the years 2012 through 2016	$-	$2,950,000

Reserve for impairment	-	(2,950,000)

Total	$-	$-

During the year ended December 31, 2011, the Company recorded an impairment charge of $2,950,000 which represents the full carrying value of the Myself pelvic muscle trainer intangible asset as the company developing and marketing this product has not provided sufficient information to enable the Company to continue to carry this asset at its previous value.

On January 23, 2013, this asset was distributed in connection with a transaction more fully described in Note 5.

7)	Investments

Investments as of March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012

HepatoChem, Inc.	$-	$210,000

Legends and Heroes, Inc	-	325,000

Epec Biofuels Holdings, Inc.	-	375,000

Total	$-	$910,000

The Company owned 12% or less of the common stock of each entity on a fully diluted basis, and has no control or significant influence over management. All such investments were accounted for utilizing the cost method of accounting

a)	HepatoChem, Inc.

HepatoChem is a privately held company that offers pharmaceutical and biotech companies a reliable and efficient means of accessing small molecule metabolites in quantities needed in the drug development process. The investment consisted of 21,000 shares of Series A Convertible Preferred Stock as of December 31, 2012 which represented approximately 8% of the total shares outstanding on a fully diluted basis as of that date. Such securities had liquidation preference over the company’s common stock, are convertible into the company’s common stock, have voting rights, and have certain protective voting provisions to help maintain their preferential position.

On January 23, 2013, this asset was distributed in connection with a transaction more fully described in Note 5.

b)	Legends & Heroes, Inc.

Legends & Heroes is a privately held company that develops and markets garments that constantly deliver cosmetic and other ingredients to the wearer's skin. The investment consisted of approximately 82,723 shares of common stock as of December 31, 2012 which represented approximately 3% of the total shares outstanding as of that date.

On January 23, 2013, this asset was distributed in connection with a transaction as more fully described in Note 5.

c)	Epec Biofuels Holdings, Inc.

Epec Biofuels ("Epec") is a privately held company that is pursuing the development of ethanol production facilities which utilize sweet sorghum as a feedstock rather than corn or sugarcane. The investment consisted of 8,000,000 shares of common stock as of December 31, 2013 which represented approximately 10% of the total shares outstanding on a fully diluted basis as of that date.

Under the terms of the Epec investment agreement dated May 21, 2012:

i)	The Company agreed to purchase 20,000,000 shares of common stock of Epec for the following consideration:

a)	$150,000 cash;

b)	2,250,000 shares of the Company's common stock; and

c)	A commitment to pay an additional $600,000 in cash on or before August 15, 2012;

ii)	8,000,000 of the 20,000,000 shares of Epec were issued to the Company and the balance of 12,000,000 shares will be issued upon the full payment of the $600,000 described above; and

iii)	The Company has the right through May 2015 to elect one seat on Epec's Board of Directors and a second seat upon payment of the $600,000 described above.

The terms of this investment agreement were modified on August 23, 2012 and the Company made payments aggregating $50,000 through that date. The new terms provided for the remaining $550,000 to be paid in weekly installments of $25,000 from September 2012 through February 2013. In connection with the modification of the terms of this agreement, the Company agreed to issue an additional 7,750,000 shares of the Company's common stock which has been valued at fair market value and recorded as an additional cost of the investment in Epec. The Company has made five of the installment payments described above through December 31, 2012 and is not in compliance with the investment agreement as of that date. However, Epec did not issue the Company a formal notice of default.

The Company accounted for this investment at cost through December 31, 2012 as follows:

Cash	$275,000
Issuance of 10,000,000 shares of ICOR common stock at fair value	100,000
Total	$375,000

On January 10, 2013, Epec and the Company modified the agreement whereby:

i)	The number of Epec shares to be issued to the Company was reduced to 12,500,000 and all such shares were released to the Company;

ii)	The Company's remaining payment obligation to Epec of $475,000 was reduced to $100,000;

iii)	The Company made a $50,000 payment; and

iv)	Epec could convert the Company's remaining obligation of $50,000 into the Company's common stock at $0.002 per share.

The Company accounted for the $50,000 payment as a cost of modifying the Epec investment agreement and, therefore, recorded a charge to expense in that amount during the three months ended March 31, 2013.

On January 16, 2013 and as described in Note 10(a), Epec converted the remaining payment obligation of $50,000 into 25,000,000 shares of the Company's common stock. The Company considered the fair value of those shares to be $137,500, or $0.055 per share, based upon the closing market price that day and accounted for that issuance as a cost of modifying the Epec investment agreement and recorded a charge to expense in that amount during the three months ended March 31, 2013.

On January 23, 2013, this asset was sold in connection with a transaction more fully described in Note 5.

8)	Notes Payable

Notes payable as of March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012

Convertible note payable - New Horizon	$-	$1,666,667

Note payable due to related party - Rockland	-	714,938

Note payable - Huppe	1,178,760	-

Note payable - Despres #1	78,584	-

Note payable - Despres #2	127,699	-

Note payable - Doucet	98,230	-

Convertible note payable with face value of $75,000 due to related party - Fandeck	37,500	-

Other	-	8,497

Total	$1,520,773	$2,390,102

The notes payable as listed above and described in the following paragraphs were classified as current liabilities as of March 31, 2013 and December 31, 2012.

a)	Convertible note payable - New Horizon

On December 8, 2010, the Company issued to New Horizon a convertible note payable in the amount of $2,000,000 in connection with the acquisition of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer. This note accrues interest at the rate of 10% per annum and matured on June 30, 2012. Principal and accrued interest is convertible into common stock at the rate of $0.167 per share at any time at the option of the holder. The Company has the option at any time to pay principal and accrued interest with common stock in lieu of cash at the rate of $0.111 per common share.

On March 31, 2011, the Company elected to pay principal of $333,333 and accrued interest of $60,821 through the issuance of 3,547,386 shares of common stock at the rate of $0.111 per share as permitted under the terms of the note.

As of December 31, 2012, the Company is not in compliance with the terms of this note due to non-payment of principal and interest. However, the note holder has not issued the Company a formal notice of default.

On January 23, 2013, the total amount due to New Horizon of $1,959,361 was satisfied through:

i)
The conversion by New Horizon of principal and accrued interest in the amounts of $1,216,667 and $292,694, respectively, into 9,056,164 shares of the Company's common stock at the rate of $0.1667 per share pursuant to the terms of the note dated December 8, 2010. The Company accounted for this transaction as a decrease to notes payable and accrued expenses with a corresponding increase of $1,509,361 to stockholders' equity.

ii)	The assumption of the remaining principal in the amount of $450,000 by HLBCDC as described in Note 5.

b)	Note payable due to related party - Rockland

On various dates from December 16, 2010 through December 31, 2012, the Company entered into a series of short term notes with the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors in the aggregate principal amount of $581,447. During that period, principal and interest due for all these notes were consolidated into one note as of December 31, 2012 in the principal amount of $714,938 which accrues interest at the rate of 15% per annum and matures on March 31, 2013.

During the three months ended March 31, 2013, the Rockland Group advanced and additional $75,000 to the Company.

On January 23, 2013, the total amount due to the Rockland Group of $789,938 was satisfied as follows:

i)
$210,000 in connection with the distribution of the Company's investment in HepatoChem, Inc. to the Rockland Group as also described in Note 7(a). As the Company's carrying value of this investment was $210,000, there was no gain or loss recorded in connection with this transaction.

ii)
$579,938 in connection with the issuance of  182,945,741 shares of the Company's common stock at the rate of $0.0032 per share. The Company determined the fair value of those shares to be $1,463,566, or $0.0080 per share based upon the closing market price that day and accounted for this issuance as a settlement of notes payable of $579,938 and a charge to expense of $883,628 during the three months ended March 31, 2013 as also described in Note 10(e).

c)	Note payable - Huppe

On September 14, 2012, SRG, a wholly owned subsidiary of the Company, issued a note payable to Mr. Huppe, an individual, in the amount of $1,200,000 Canadian dollars ($1,178,760 in US dollars as of March 31, 2013) in connection with SRG's acquisition of all rights and interests in the ADS Software. This note accrues interest at the rate of 8% per annum and matured on March 15, 2013.

As of March 31, 2013, the Company is not in compliance with the terms of this note due to non-payment of principle and interest. However, the note holder has not issued the Company a formal notice of default.

d)	Note payable - Despres #1

On February 15, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Le Groupe Despres, Inc. in the amount of $80,000 Canadian dollars ($78,584 in US dollars as of March 31, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

On October 17, 2013 and as also described in Note 15(b)(iii), this note and accrued interest was paid in full.

e)	Note payable - Despres #2

On March 15, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Le Groupe Despres, Inc. in the amount of $130,000 Canadian dollars ($127,699 in US dollars as of March 31, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

On October 17, 2013 and as also described in Note 15(b)(iii), this note and accrued interest was paid in full.

f)	Note payable - Doucet

On March 15, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Yves Doucet, an individual, in the amount of $100,000 Canadian dollars ($98,230 in US dollars as of March 31, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

On October 17, 2013 and as also described in Note 15(b)(iii), this note and accrued interest was paid in full.

g)	Convertible note payable with face value of $75,000 due to related party - Fandeck

On March 15, 2013, the Company issued a note payable to Fandeck Associates, Inc. ("Fandeck") in the amount of $50,000 plus a warrant for the purchase of 20,000,000 shares of the Company's common stock at $0.01 per share, and received proceeds of $50,000. This note is due on April 15, 2013 along with a $25,000 service fee and accrued interest on the principal at the rate of 18% per annum compounded daily. Anytime after April 15, 2013, the holder could convert all amounts due in connection with this note into the Company's Preferred Series C Stock at the rate of $0.01 per share. Fandeck is an investment group managed by the Company's Vice President of Investments. The warrant was valued at $154,000.

The interest expense associated with this note for the three months ended March 31, 2013 consisted of the following:

Amount recorded as interest expense related to the warrant	$104,000
Accrued interest of the face amount of the note	396
Amortization of debt discount	25,000
Accrual of service fee	12,500
$141,896

On April 15, 2013, this note matured and was extended and on April 23, 2013 it was converted into shares of Preferred Series C stock as more fully described in Note 15(a).

9)	Preferred Stock

a)	Series A Convertible Preferred Stock

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

On January 23, 2013, the holder of these shares elected to convert them into shares of the Company's common stock as permitted under the rights and preferences described above and the Company issued 18,000,000 shares of common stock as described in Note 10(b).

b)	Series B Convertible Preferred Stock

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

On January 23, 2013, New Horizon, Inc., the holder of these shares and one of our largest shareholders, elected to convert them into shares of the Company's common stock as permitted under the rights and preferences described above and the Company issued 202,500,000 shares of common stock as described in Note 10(c).

c)	Series C Preferred Stock

Series C Convertible Preferred Stock has the following rights and preferences: (i) All shares will automatically convert into a number of common shares equal to four times the number of outstanding common shares immediately upon the effectiveness of a 100 to 1 reverse split of those outstanding common shares which is expected to occur during the fourth quarter of 2013. The resulting effect will be that the collective holders of the Series C Convertible Preferred Stock will then own 80% of the outstanding common shares of the Company immediately after such conversion; (ii) dividend rights equal to the dividend rights of the Company's common stock; (ii) a liquidation preference over common stock and equal to that of the original issue price of the Series C Convertible Preferred Stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series C Convertible Preferred Stock is entitled to vote on an "as converted" basis on all matters validly brought to the common stockholders; and (vii) other rights and preferences to be determined by the Company's Board of Directors.

On January 23, 2013, the Company issued 5,000,000 shares of this newly created Series C Convertible Preferred Stock in connection with the transaction with SRG as more fully described in Note 4.

On April 24, 2013 and as more fully described in Note 15(a), the Company issued 7,597,100 share of Series C Convertible Preferred Stock in connection with the conversion of a note payable which resulted in a change of control transaction.

10)	Common Stock

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

a)
On January 16, 2013 and as more fully described in Note 7(c), the Company issued 25,000,000 shares of common stock in connection with the modification of an investment agreement with Epec. The Company considered the fair value of those shares to be $137,500, or $0.0055 per share, based upon the closing market price of the Company's stock on that day, and accounted for that issuance as a cost of modifying the Epec investment agreement and, therefore, recorded an expense in that amount during the three months ended March 31, 2013.

b)	On January 23, 2013 and as more fully described in Note 9(a), the Company issued 18,000,000 shares of common stock in connection with the conversion of Series A Convertible Preferred Stock.

c)	On January 23, 2013 and as more fully described in Note 9(b), the Company issued 202,500,000 shares of common stock in connection with the conversion of Series B Convertible Preferred Stock.

d)
On January 23, 2013 and as more fully described in Note 8(a), the Company issued 9,056,164 shares of common stock at $0.1667 per share in connection with the conversion of principal and accrued interest totaling $1,509,361 due to New Horizon pursuant to the terms of a note dated December 8, 2010. The Company accounted for this transaction as a settlement of notes payable and accrued expenses with a corresponding increase to stockholders' equity.

e)
On January 23, 2013 and as more fully described in Note 8(b)(i), the Company issued 182,945,741 shares of common stock at $0.0032 per share in connection with the conversion of principal and accrued interest totaling $579,938 due to the Rockland Group. The Company accounted for this transaction as an increase of $1,463,566 to stockholders equity, a settlement of notes payable and accrued expenses of $579,938, and a charge to expense of $883,628.

f)
On January 23, 2013, the Company issued 14,800,000 shares of common stock at $0.016 per share in connection to a vendor in satisfaction of a payable in the amount of $230,000. The Company accounted for this transaction as a settlement of accounts payable with a corresponding increase in the same amount to stockholders' equity.

g)
On January 23, 2013 the Company issued 35,331,230 shares of common stock at $0.0032 per share to two vendors in satisfaction of payables in the amount of $112,000. The Company considered the fair value of those shares to be $282,649, or $0.0080 per share, based upon the closing market price of the Company's stock on that day. The Company accounted for this transaction as a settlement of accounts payable of $112,000, an increase to equity of $282,649, and a charge to expense of $170,650 during the three months ended March 31, 2013.

h)
On January 23, 2013 and as more fully described in Note 5, the Company issued 40,203,785 shares of common stock in connection with the distribution/settlement of certain assets and liabilities to HLBC Distribution Company. The Company considered the fair value of those shares to be $321,630, or $0.0080 per share, based upon the closing market price of the Company's stock on that day and accounted for this transaction as an increase to equity in the same amount.

11)	Warrants

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

Assumptions made in calculating the fair value of warrants during the three months ended March 31, 2013 were as follows:

Risk free interest rate	0.8%
Dividend yield	Zero
Volatility	100%
Expected term	5 years

There was no valuation of warrants required during the three months ended or as of March 31, 2012.

Activity during the three months ended March 31, 2013 was as follows:

a)
On January 23, 2013 and in connection with the transaction described in Note 5, the Company issued a warrant to purchase 50,000,000 shares of the Company's common stock at the exercise price of $0.0055 per share through January 23, 2018. The fair market value of such shares on that date was $0.0080. The warrant was valued at $295,000 and that amount was included in the computation of the loss of $330,684 in connection with that transaction recorded by the Company during the three months ended March 31, 2013.

b)
Effective February 1, 2013, the Company entered into a service agreement with Frederick Larcombe to fulfill the role of its Chief Financial Officer for a period of three months. This agreement, as amended, consisted of compensation of $22,500 in cash and a warrant for the purchase of 2,250,000 shares of the Company's common stock at $0.01 per share for a period of five years. This warrant vested immediately upon issuance, contained provisions for a cashless exercise, was valued at $9,000, and was recorded as stock-based compensation expense during the three months ended March 31, 2013.

c)
On March 15, 2013 and in connection with the transaction described in Note 8(g) regarding the issuance of a convertible promissory note, the Company issued a warrant to purchase 20,000,000 shares of the Company's common stock at the exercise price of $0.01 per share through April 25, 2018. The warrant was valued at $154,000 and that amount was included in accounting for the convertible promissory note referred to above.

d)	During the quarter ended March 31, 2013, the Company recorded stock-based compensation expense of $18,648 related to warrants issued during 2012.

A summary of the changes in warrants outstanding during the three months ended March 31, 2013 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value
Outstanding at December 31, 2012	40,480,390	$0.197	5.8	-
Granted	72,250,000	$0.007
Exercised	-
Forfeited	-
Outstanding at December 31, 2012	112,730,390	$0.075	4.7	$25,000

Warrants exercisable at March 31, 2013	97,063,723	$0.052	4.1	$25,000

12)	Licensing/Sale Agreement

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

The licensing fee is being amortized to income ratably over the term of the agreement. During the three months ended March 31, 2013, the Company recognized revenue of $644 in connection with this agreement.

Biopack is a related party as it is controlled by the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors.

13)	Commitments and Contingencies

a)
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

a)
On January 23, 2013 and as more fully described in Notes 5, 7 and 8, the Company closed on a transaction contemplated by an Assignment and Assumption Agreement with HLBCDC which is controlled by the president of New Horizons, Inc, the Company's majority shareholder. Pursuant to that agreement, certain assets of the Company were transferred to HLBCDC in exchange for HLBCDC assuming certain liabilities of the Company. It is intended that New Horizon, Inc. and certain member of ICOR's Board of Directors and management team will collectively receive 78% of the future economic benefit, if any, derived from the ownership of those assets by HLBCDC after the satisfaction of the assumed liabilities.

b)
On March 15, 2013 and as more fully described in Note 8(g), the Company issued a note payable to Fandeck, a related party, in the amount of $50,000 plus a warrant for the purchase of 20,000,000 shares of the Company's common stock at $0.01 per share, and received proceeds of $50,000. On April 24, 2013 and as more fully described in Note 15(a), upon non-payment of this note upon its due date, the holder converted amounts due into Series C Convertible Preferred Stock which resulted in a change in control transaction during 2013.

15)	Subsequent Events

a)	Change of Control

On March 15, 2013 and as previously described in Note 8(g), the Company issued a $50,000 convertible note payable to an investment group managed by the Company's Vice President of Investments with a maturity date of April 15, 2013.

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

b)	Notes Payable

i)
On April 3, 2013 and May 1, 2013, the Company's 100% owned Canadian subsidiary, SRG, issued notes payable in the amounts of $150,000 and $225,000 Canadian dollars, respectively. These notes are payable upon demand and accrue interest at the rate of 25% per annum compounded daily. On October 17, 2013 and as more fully described in Note 15(b)(iii), these notes were repaid.

ii)
On various dates from April 26, 2013 through July 15, 2013, the Company issued a series of notes payable totaling $664,000. These notes accrue interest at rates between 12% and 18% per annum and mature on May 1, 2014. The maturity date may be extended by the Company to November 1, 2014 without penalty. In connection with the issuance of these notes, the Company issued warrants for the purchase of 16,600,000 shares of the Company's common stock at $0.02 per share through May 1, 2017.

iii)
On October 8, 2013, the Company issued notes payable totaling $1,000,000. These notes accrue interest at rates of 12% per annum compounded daily and mature on April 1, 2014. At any time prior to April 1, 2014, these notes automatically convert into that number of shares of the Company's common stock representing 6.7% of the final number of outstand shares of common stock on that date on a fully diluted basis provided that the Company is able to make such shares available. If conversion has not occurred by April 1, 2014, the holders may, at any time thereafter, demand payment in full or accept a lesser number of shares in full satisfaction of these notes. Approximately $786,000 of the proceeds of these notes were utilized on October 17, 2013 to pay the principal and interest due in connection with the notes with principal amounts totaling $685,000 Canadian dollars issued by SRG on various dates from February 15, 2013 to May 1, 2013 as described in Notes 8(d) to 8(f) and Note 15(b)(i).

c)	Series D Preferred Stock

On various dates from July 17, 2013 to October 18, 2013, the Company raised $1,225,000 through the sale of 122,500 shares of newly created Series D Preferred Stock and received net proceeds of $1,163,750.

Series D Preferred Stock has the following rights and preferences: (i) For each $200,000 invested in 20,000 shares of Series D Preferred Stock at $10 per share, the holders of such shares are entitled to royalty payments equal to: a) one percent of the Company's gross revenue until $1,000,000 has been paid to such holders; and b) one half of one percent of the Company's gross revenue until an additional $1,000,000 has been paid to such holders. Such payments are due on a quarterly basis and once payments totaling $2,000,000 have been made to such holders, those shares will cease earning royalty payments and be returned to the Company for no additional consideration; (ii) no dividend rights; (iii) no liquidation rights other than what is owed in connection with the terms described in "(i)" above; (iv) no conversion rights; (v) no redemption rights; (v) no call rights by the Company; and (vi) no voting rights.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains statements that are historical facts and statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Corporate History Prior to December 31, 2012

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

While operating as Heartland Bridge Capital, Inc. and then as InterCore Energy, Inc., and as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Commission on June 25, 2013, we assembled a portfolio of investments in the life sciences and energy arenas. However, we found this approach to be lacking in appeal to investors, thereby making it difficult to raise capital to fund investments once we identified them and to fund the operations of the Company.

Corporate History Subsequent to December 31, 2012

a)	Acquisition of SRG International, Inc.

On January 23, 2013, we consummated a transaction with SRG International, Inc., a Quebec Province corporation (“SRG”), and the shareholders of SRG who are the owners of 100% of the outstanding common stock of SRG, pursuant to which the holders of 100% of the outstanding common stock of SRG transferred to us all of the common stock of SRG in exchange for the issuance of 5,000,000 shares of our Series C Convertible Preferred Stock, for the purpose of acquiring SRG's in-process research and development. Those shares are convertible into 80% of our then outstanding common stock immediately after a reverse stock split which is contemplated to occur during the fourth quarter of 2013. The holders of the Series C Convertible Preferred Stock did not perfect their interest in such securities due to the non-performance of certain provisions of the Agreement.  On October 28, 2013 the Company waived such provisions. As a result of this transaction and a transaction with HLBC Distribution Company, Inc. (whereby we sold assets and operations in exchange for relief from certain debt obligations, as described below), SRG became our wholly-owned subsidiary.

SRG's operations consist primarily of research, development, and testing and commercialization of the ADS System. The ADS System utilizes the ADS™ (Alertness Detection Software), a capability designed around proprietary alertness detection technologies, which helps operators in modulating their work activity based on real time knowledge of their actual state of alertness (the “ADS System”). The ADS™ methodology employs a unique approach for assessing sleepiness and low alertness levels via the observed behavior of operators in real work conditions.

The risk factors associated with the ADS System are consistent with those risk factors related to the overall operation of this Company as previously described in Item #1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

b)	Assignment and Assumption Agreement

Simultaneous with consummating the transaction with SRG, we closed the transaction contemplated by an Assignment and Assumption Agreement by and between us and HLBC Distribution Company, Inc., a Nevada corporation (“HLBCDC”), under which certain of our assets were distributed to HLBCDC in exchange for HLBCDC assuming certain liabilities of ours. Those assets distributed to HLBCDC were the shares we owned in Legends & Heroes, Inc., and Epec Biofuels Holdings, Inc., as well as the intangible rights associated with the Myself™ pelvic muscle trainer and a novel medical applicator referred to as the “Soft and Smooth Assets.” In addition to transferring the assets we issued to HLBDC 40,203,785 shares of our common stock (the “HLBCDC Shares”), and warrants to purchase 50,000,000 shares of our common stock at the exercise price of $0.0055 per share (the “HLBCDC Warrant”). In exchange for the assets, shares and the warrant, HLBCDC agreed to assume $985,948 of liabilities consisting of fees owed to management, notes payables, and trade payables.

c)	Asset Purchase Agreement

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

d)	MeliaLife Agreement

On March 12, 2013, we entered into a Distribution Agreement (the “Distribution Agreement”) with MeliaLife International, Inc. (“MeliaLife”), pursuant to which we acquired the exclusive rights to distribute and sell various natural supplement products produced by MeliaLife. The duration of the Distribution Agreement is a maximum five years from the date of the Distribution Agreement, or when we purchase Products in an amount by which the MeliaLife has received $30 million dollars, representing 50% of the total product value of the Products purchased by us, whichever happens first. At the end of this contract, MeliaLife will assign its rights in all the products subject to this agreement to us for 4% of the net profit (total product value minus direct costs related to the Product), calculated and paid monthly, generated by the sale by us of those products worldwide.

On April 23, 2013 and as further described in the paragraphs below, there was a change of control of the Company and we are considering whether or not we wish to pursue this business opportunity.

Going Concern

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

Liquidity and Capital Resources

We had cash of $33,000 at March 31, 2013 compared to $54,000 at December 31, 2012. This net decrease of $21,000 consisted of:

$241,000	Cash received through investment/acquisition activities
50,000	Cash received through financing activities
(312,000)	Cash used in operating activities net of the effect of foreign exchange rates
$(21,000)	Net decrease

We have incurred significant losses and negative cash flows from operations since our inception in April 2010. We have an accumulated deficit of $11,597,000 and a working capital deficiency of $1,819,000 as of March 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern. We have historically financed our activities through the private placement of equity securities. Through December 31, 2012, we have dedicated our financial resources to investments as well as general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs. Subsequent to that date, we have dedicated our financial resources to the researching, developing, and testing of the ADS software as well as general and administrative expenses.

We plan to fund our development and eventually commercialization activities beyond March, 2013 primarily through the sale of debt and/or equity securities. Subsequent to March 31, 2013 and through October, 30, 2013 (the date of this report), we have raised $2,889,000 through the sale of debt and equity securities.

However, we cannot be certain that such funding will continue to be available on acceptable terms or available at all. To the extent that we secure additional debt or raise funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of the ADS System; b) Seek collaborators at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; c) Relinquish or otherwise dispose of rights to technologies, product candidates, products, or services that we would otherwise seek to develop or commercialize ourselves; or d) Otherwise curtail or cease operational activities.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

The following accounting policies are critical in fully understanding and evaluating our financial statements:

a)	Accounting for acquisitions;
b)	Accounting for research and development costs; and
c)	Stock-based compensation.

Our accounting policies are described in Note 3 to the condensed financial statements for the three months ended March 31, 2013 contained elsewhere in this report and in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues and Cost of Revenues

Revenues of $1,000 reported for the three months ended March 31, 2013 are attributable to the licensing of development and marketing rights to a novel medical applicator. There were no comparable revenues in the prior year. As previously discussed in the Overview section, this assets was transferred to HLBCDC effective January 23, 2013. Consequently, there will be no such revenues recognized in the future.

There was no cost of revenues associated with this revenue.

Research and Development Expense

Research and development expense for the three months ended March 31, 2013 was $284,000 compared to $61,000 for the comparable period in the prior year. Such expenses during 2013 were exclusively related to the development of the ADS System and are expected to continue at comparable levels in subsequent quarters. Such expenses during 2012 were exclusively related to the development of a novel medical applicator. As previously indicated, that asset was transferred to HLBCDC effective January 23, 2013. Consequently, there will be no research and development expenses associated with the technology in the future.

Charge for Acquired Research and Development Expense

As previously indicated, we acquired SRG on January 23, 2013 and its operations consist primarily of research, development, testing, and commercialization of the ADS System. We accounted for the acquisition of SRG under the purchase method of accounting whereby assets acquired and liabilities were recorded at their estimated fair values as of the date of the acquisition. A total of $1,468,000 was allocated to acquired in-process research and development and, in conformity with generally accepted accounting practices to expense such costs as incurred, that amount was immediately charged to expense. There was no comparable expense for the prior year.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2013 was $216,000 compared to $329,000 for the comparable period in the prior year. This decrease of $113,000 consisted primarily of a decrease of $102,000 in stock-based compensation expenses associated with activities necessary to establish our operations and implement our business plan. Specifically, we concluded the practice of compensating professional service providers with shares of our common shares effective December 31, 2012 and replaced it with the use of warrants. This resulted in a decrease in stock-based compensation expense of $130,000 and an increase of $28,000, respectively. The balance of general and administrative expenses consisted primarily of professional fees for management, legal, financial advisory, and audit services.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2013 was $1,738,000 compared to $56,000 for the comparable period in the prior year. This increase of $1,682,000 consisted of a number of charges related to transactions executed in advance of the acquisition of SRG on January 23, 2013. In those transactions we divested ourselves of a number of assets which were not complimentary to our stated goal of developing the ADS Software and would hamper our ability to raise funds in that regard. In summary and as shown in the Statement of Operations, the change in the Other Income (Expense) caption consisted of:

$188,000	Cash and common shares issued to Epec in connection with concluding our commitment to make further investments in that entity

884,000
The fair value of shares in excess of the carrying value of a note payable due to the Rockland Group, one of our major shareholder and an entity controlled by one of the members of our Board of Directors, as an inducement for Rockland to convert that note into common stock.

171,000	The fair value of shares in excess of the book value of accounts payable due to several vendors as an inducement for them to convert those amounts into common stock.

331,000
The fair value of shares of common stock and warrants in excess of the net book value of certain assets and liabilities assumed by HLBCDC as an inducement for that entity to enter into that transaction. It is intended that New Horizon, Inc. and certain member of ICOR's Board of Directors and management team will collectively receive 78% of any future economic benefit derived from the management of those assets by HLBCDC after the satisfaction of the assumed liabilities.

142,000
Interest expense related to a short-term $50,000 note payable to Fandeck Associates which accrued interest at 18% per annum and is convertible into Series C Convertible Preferred Stock at $0.001 per share. This note was issued with warrants valued at $154,000 which resulted in a 100% discount to its face value and earns a service fee of $25,000. Consequently, interest expense related to this note consisted of:

$104,000	The value of the warrant in excess of the face amount of the note ($154,000 less $50,000)
25,000	Partial amortization of the debt discount
12,500	Partial accrual of the service fee
396	Accrued interest at 18% on the face value of the note
$141,896

22,000	Other interest expense

$1,738,000

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

a)	Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the inability of the Company to file its 10-Q for the three months ended March 31, 2013 in a timely manner. This deficiency is attributable to a lack of qualified financial personnel within the Company and cash flow constrained that limited the Company in obtaining the services of external professionals necessary to fulfill its reporting obligations in a timely manner.

b)	Management Reporting on Internal Controls Over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of December 31, 2012, our internal control over financial reporting, were not effective at the reasonable assurance level:

•	We do not have a sufficient number of qualified internal accounting personnel nor an adequate internal reporting structure necessary to meet the reporting requirements of a public company.

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

•
We have not documented our internal controls. We have limited policies and monitoring procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached unaudited financial statements, our lack of internal controls could lead to a delay in our reporting obligations and possibly the delays we encountered with the SRG transaction. Reporting companies have been required to provide written documentation of key internal controls over financial reporting beginning with fiscal years ended on or after December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

c)	Remediation of Material Weaknesses

The material weaknesses listed below are expected to be remediated when additional financial resources are made available to us through either additional fundraising and/or cash flows from operations. Those weaknesses consist of:

i)	The absence of a sufficient number of qualified internal accounting personnel and an adequate internal reporting structure necessary to meet the reporting requirements of a public company;

ii)	The lack of segregation of duties; and

iii)	The absence of documented internal controls.

The Company plans to hire qualified personnel, improve the internal reporting structure, improve segregation of duties, and document internal controls during late 2013 and early 2014 as financial resources permit.

d)	Changes in Internal Control over Financial Reporting

Effective January 23, 2013 and as discussed in the previous pages, we acquired SRG, a foreign entity based in Canada through which we will be conducting most of our day-to-day business activities. Consequently, as described above, the material weaknesses described above have affected our internal control over financial reporting during the three months ended March 31, 2013.

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Share Exchange Transaction with SRG International, Inc. discussed herein, on January 23, 2012, we agreed to issue 5,000,000 shares of our newly-created Series C Preferred Stock, restricted in accordance with Rule 144, to the shareholders of SRG that are listed on the Share Exchange Agreement, including to Mr. Claude Brun and Ms. Danielle Beauchamp, both of whom are now officers and directors of ICOR.  We have not issued those shares as of the date of this filing.  Based on the representation and warranties provided by the SRG Shareholders in the Exchange Agreement, the issuances will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the SRG Shareholders are either accredited or sophisticated investors and are familiar with our operations.

Pursuant to the Assignment and Assumption Agreement with HLBCDC discussed herein, on or about January 23, 2013, we issued HLBCDC 40,203,785 shares of our common stock, restricted in accordance with Rule 144 (the “HLBCDC Shares”), and warrants to purchase 50,000,000 shares of our common stock, at the exercise price of $0.0055 per share (the “HLBCDC Warrant”).  In exchange for the assets, shares and the warrant, HLBCDC agreed to assume $985,948 of liabilities consisting of fees owed to management, notes payables and trade payables.  Based on the representation and warranties provided by HLBCDC in the Assignment and Assumption Agreement, the issuances will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact M. Scott Stevens is the President of one of our largest shareholders, New Horizon, Inc., is either an accredited or sophisticated investor and is familiar with our operations.

On or about January 11, 2013, we received a notice of conversion from New Horizon, Inc., one of our largest shareholders and an entity controlled by Mr. M. Scott Stevens, notifying us that New Horizon, Inc. wished to convert $1,509,361 of principal and interest due under that certain InterCore Energy, Inc. Convertible Promissory Note dated December 8, 2010 into 9,056,166 shares of our common stock, restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact M. Scott Stevens is the President of one of our largest shareholders, New Horizon, Inc., is either an accredited or sophisticated investor and is familiar with our operations.

On or about January 11, 2013, we received a notice of conversion from Rockland Group, LLC, one of our largest shareholders and an entity controlled by Mr. Harry Pond, one of our officers and directors, notifying us that Rockland Group, LLC wished to convert $579,938 of principal and interest due under that certain InterCore Energy, Inc. Convertible Promissory Note dated September 30, 2012 into 182,945,741 shares of our common stock, restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Harry Pond is one of our officers and directors, Rockland Group, LLC, is either an accredited or sophisticated investor and is familiar with our operations.

On or about January 11, 2013, we received a notice of conversion from New Horizon, Inc., one of our largest shareholders and an entity controlled by Mr. M. Scott Stevens, notifying us that New Horizon, Inc. wished to convert 4,500,000 shares of Series B Preferred Stock into 202,500,000 shares of our common stock, restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact M. Scott Stevens is the President of one of our largest shareholders, New Horizon, Inc., is either an accredited or sophisticated investor and is familiar with our operations.

On or about January 11, 2013, we received a notice of conversion from Rockland Group, LLC, one of our largest shareholders and an entity controlled by Mr. Harry Pond, one of our officers and directors, notifying us that Rockland Group, LLC wished to convert 2,000,000 shares of Series A Preferred Stock into 18,000,000 shares of our common stock, restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Harry Pond is one of our officers and directors, Rockland Group, LLC, is either an accredited or sophisticated investor and is familiar with our operations.

On or about January 11, 2013, we received notices of conversion from three non-affiliates, notifying us that they wished to convert a total of $162,000 in trade payables into 50,131,230 shares of our common stock, restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investors are either an accredited or sophisticated investor and are familiar with our operations.

On January 16, 2013, we issued 25,000,000 shares of our common stock, restricted in accordance with Rule 144, to Epec Biofuels Holdings, Inc. for the conversion of $50,000 due by us to Epec Biofuels under a convertible promissory note.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investor is either an accredited or sophisticated investor and are familiar with our operations.

On March 15, 2013, we entered into a promissory note (the “Note”) with Fandeck Associates, Inc., a Texas corporation (“Fandeck”), under which Fandeck loaned us $50,000 to be repaid on or before April 15, 2013 (the “Maturity Date”), together with interest at 18% per annum calculated daily plus a negotiated incentive fee of $25,000.  Additionally, we agreed to issue Fandeck warrants to purchase 20,000,000 shares of our common stock at an exercise price of $0.01 per share.  In the event we did not pay the amounts due under the Note by the Maturity Date, Fandeck could elect to convert all such amounts into shares of our Series C Convertible Stock at the price of $0.01 per share in exchange for payment in full of the Note.  The issuance of the Note and the warrants to Fandeck were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investors are either an accredited or sophisticated investor and are familiar with our operations.

ITEM 3     Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4       Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5      Other Information

SRG Transaction

On January 23, 2012, we closed the transaction contemplated by an Amended and Restated Share Exchange Agreement (the “Share Exchange Agreement”) by and between us (“we”, “us”, the “Corporation” or “ICOR”), SRG, Inc., a Quebec Province corporation (“SRG”), and the shareholders of SRG (each a “Shareholder” and collectively the “Shareholders”) who are the owners of 100% of the outstanding common stock of SRG as listed on Exhibit A to the Share Exchange Agreement, pursuant to which the holders of 100% of the outstanding common stock of SRG transferred to us all of the common stock of SRG in exchange for the issuance of 5,000,000 shares (the “Shares”) of our Series C Convertible Preferred Stock (such transaction, the “Share Exchange”), which shares are convertible into 80% of our then outstanding common stock immediately after a reverse stock split. The purpose of this transaction was to acquire SRG's in-process research and development. As a result of implementing the Share Exchange Agreement, SRG became our wholly-owned subsidiary and we are now a holding company with all of our operations conducted through SRG, which primarily consist of researching, developing, and testing the ADS Software. The ADS Software is ADS™ (Alertness Detection Software), a system designed around proprietary alertness detection technologies, which helps operators in modulating their work activity based on real time knowledge of their actual state of alertness (the “ADS Software”). The ADS™ methodology employs a unique approach for assessing sleepiness and low alertness levels via the observed behavior of operators in real work conditions.

Assignment and Assumption Agreement with HLBCDC

Simultaneously with the Closing, we closed the transaction contemplated by an Assignment and Assumption Agreement by and between us and HLBC Distribution Company, Inc., a Nevada corporation (the “Acquisition and Assumption Agreement”), under which certain of our assets were distributed to HLBC Distribution Company, Inc. (“HLBCDC”) in exchange for HLBCDC assuming certain liabilities of ours. The assets we distributed to HLBCDC were the shares we owned in Legends & Heroes, Inc. and Epec Biofuels Holdings, Inc. as well as the intangible rights associated with the Myself™ pelvic muscle trainer and a novel medical applicator referred to as the “Soft and Smooth Assets.” In addition to the assets, we issued HLBDC 40,203,785 shares of our common stock (the “HLBCDC Shares”), and warrants to purchase 50,000,000 shares of our common stock at the exercise price of $0.0055 per share (the fair market value of our common stock as of the date of the Agreement) (the “HLBCDC Warrant”). In exchange for the assets, shares and the warrant, HLBCDC agreed to assume $985,948 of liabilities consisting of fees owed to management, notes payables and trade payables.

Asset Purchase Agreement with Rockland Group

Simultaneous with the close of the transaction, we closed the transaction contemplated by an Asset Purchase Agreement (the “Asset Purchase Agreement”) between us and Rockland Group, LLC, our majority shareholder in advance of the Share Exchange and an entity controlled by one of our former Directors (“Rockland”), pursuant to which we transferred the shares we owned in HepatoChem, Inc. to Rockland in exchange for Rockland agreeing to forgive a portion of the debt owed to it by us.

ITEM 6 Exhibits

(a) Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amended Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of InterCore Energy, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4 (13)	Amendment to Articles of Incorporation of Heartland Bridge Capital, Inc. filed November 26, 2012 (effective May 16, 2012)

3.5 (1)	Bylaws of I-Web Media, Inc.

3.5 (5)	Restated Bylaws of InterCore Energy, Inc.

3.7 (14)	Certificate of Designation for Series C Convertible Preferred Stock

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

10.25 (9)	Series A Preferred Stock Purchase Agreement by and between InterCore Energy, Inc. and HepatoChem, Inc. dated September 15, 2011

10.26 (9)	Purchase Agreement by and between InterCore Energy, Inc. and Digisort, LLC dated November 18, 2011

10.27 (10)	Letter of Intent with Legends & Heroes, Inc. dated December 1, 2011

10.28 (11)	Form of Warrant Repricing Agreement

10.29 (11)	Form of Repriced Warrant

10.30 (14)	Amended and Restated Share Exchange Agreement by and between InterCore Energy, Inc., SRG, Inc. and the shareholders of SRG dated January 15, 2013

10.31 (14)	Assignment and Assumption Agreement by and between InterCore Energy, Inc. and HLBC Distribution Company, Inc. dated January 15, 2013

10.31 (14)	Asset Purchase Agreement by and between InterCore Energy, Inc. and Rockland Group, LLC dated January 15, 2013

10.32 (15)	Promissory Note issued to Fandeck Associates, Inc., a Texas corporation, dated March 15, 2013

10.33 (15)	Letter Agreement with Fandeck Associates, Inc. dated April 17, 2013

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form 10-12G/A filed with the Commission on August 12, 2010.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 15, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 23, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 30, 2010.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 14, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 24, 2011.
(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2011.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2011.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 8, 2011
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 26, 2012
(14)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 29, 2013
(15)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterCore Energy, Inc.

Dated: October 31, 2013	/s/ Claude Brun
By: Claude Brun
Its: Chief Executive Officer

