Form 10-Q
period 2013-06-30
InterCore Energy, Inc.
filed 2013-11-27
CIK 1494214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 26, 2013, there were 747,045,894 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1   Financial Statements

InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Note 2)

Assets

Current assets:

Cash	$71,154	$53,744
Accounts receivable	16,220	-
Prepaid expenses and other current assets	330,998	12,676

Total current assets	418,372	66,420

Investments	-	910,000

Total assets	$418,372	$976,420

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable	$280,484	$481,022
Accounts payable due to related parties	102,000	108,880
Accrued compensation	22,500	386,500
Accrued expenses	134,246	302,694
Notes payable	2,269,633	8,497
Note payable due to related party	-	714,938
Convertible notes payable	-	1,666,667
Deferred revenue	-	4,328

Total current liabilities	2,808,863	3,673,526

Commitments and contingencies	-	-

Stockholders' deficiency:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; zero and 2,000,000 shares of Series A with a liquidation preference of $100,000 outstanding as of June 30, 2013 and December 31, 2012, respectively; zero and 4,500,000 shares of Series B with a liquidation preference of $750,000 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively; and 12,697,100 and zero shares of Series C with a liquidation preference of $201,924 issued an outstanding as of June 30, 2013 and December 31, 2012, respectively	1,270	650

Common stock, $0.0001 par value, 750,000,000 shares authorized, 747,045,894 and 219,208,974 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	74,705	21,921

Additional paid-in capital	9,794,843	5,172,338

Accumulated deficit (including $6,579,679 and $2,183,385 of deficit accumulated during development stage as of June 30, 2013 and December 31, 2012, respectively)	(12,343,770)	(7,892,015)

Accumulated other comprehensive gains (losses)	82,461	-
Total stockholders' deficiency	(2,390,491)	(2,697,106)

Total liabilities and stockholders' deficiency	$418,372	$976,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Condensed Consolidated Statements of Operations
and Comprehensive Loss

					For the
					cummulative period
					January 1, 2012
					(date of re-entering the
	Three months ended June 30,		Six months ended June 30,		development stage) to
	2013	2012	2013	2012	June 30, 2013

Revenues from related party	$24,044	$630	$24,688	$630	$30,360

Cost of revenues	-	-	-	-	-

Gross profit	24,044	630	24,688	630	30,360

Operating expenses:

Research and development	575,810	30,000	859,676	91,450	1,011,126
Charge for acquired in-process
research and development	-	-	1,467,505	-	1,467,505
General and administrative	98,871	249,738	315,080	579,052	1,248,069
Charge for shares issued in connection with	-
Myself acquisition agreement (Note 6(g))	-	-	-	-	855,000

Total operating expenses	674,681	279,738	2,642,261	670,502	4,581,700

Operating loss	(650,637)	(279,108)	(2,617,573)	(669,872)	(4,551,340)

Other income (expense):

Settlement with Epec	-	-	(187,500)	-	(187,500)
Charge to expense for:
Loss on settlement of related party note payable	-	-	(883,628)	-	(883,628)
Loss on settlement with vendors	-	-	(170,650)	-	(170,650)
Loss on distribution of assets to HLBCDC (related party)	3,684	-	(327,000)	-	(327,000)
Interest expense - Note payable to Fandeck (related party)	(40,594)	-	(182,490)	-	(182,490)
Interest expense - Other	(59,548)	(59,708)	(82,914)	(116,089)	(332,532)
Other income (expense)	(96,458)	(59,708)	(1,834,182)	(116,089)	(2,083,800)

Loss before income taxes	(747,095)	(338,816)	(4,451,755)	(785,961)	(6,635,140)

Income tax expense	-	-	-	-	-

Net loss	(747,095)	(338,816)	(4,451,755)	(785,961)	(6,635,140)

Other comprehensive gain - Foreign currency transalation	47,062	-	82,461	-	82,461

Comprehensive loss	$(700,033)	$(338,816)	$(4,369,294)	$(785,961)	$(6,552,679)

Net loss per common share - Basic and diluted	$(0.001)	$(0.002)	$(0.007)	$(0.005)	$(0.025)

Weighted average common shares outstanding -
Basic and diluted	747,045,894	162,518,350	679,972,694	156,153,442	264,531,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Condensed Consolidated Statement of Stockholders' Deficiency
For the Six Months Ended June 30, 2013
(Unaudited)
											Accumulated
											Other
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Deficiency

Balance, December 31, 2012	2,000,000	$200	4,500,000	$450	-	$-	219,208,974	$21,921	$5,172,338	$(7,892,015)	$-	$(2,697,106)

Conversion on January 23, 2013 of Series A Convertible Preferred Stock into common shares - Notes 9(a) and 10(b)	(2,000,000)	(200)	-	-	-	-	18,000,000	1,800	(1,600)	-	-	-

Conversion on January 23, 2013 of Series B Convertible Preferred Stock into common shares - Notes 9(b) and 10(c)	-	-	(4,500,000)	(450)	-	-	202,500,000	20,250	(19,800)	-	-	-

Issuance on January 23, 2013 of Series C Convertible Preferred Stock - Notes 4 and 9(c)	-	-	-	-	5,000,000	500	-	-	125,471	-	-	125,971

Issuance on January 10, 2013 of common stock with a fair value of $0.0055 per share in connection with modification of investment agreement with Epec Biofuels Holdings, Inc. - Notes 7(c) and 10(a)	-	-	-	-	-	-	25,000,000	2,500	135,000	-	-	137,500

Issuance on January 23, 2013 of common stock at $0.1667 per share in connection with the settlement of a note payable due to New Horizon - Notes 8(a) and 10(d)	-	-	-	-	-	-	9,056,164	906	1,508,455	-	-	1,509,361

Issuance on January 23, 2013 of common stock at $0.0032 per share with a fair value of $0.0080 in connection with the settlement of a note payable due to the Rockland Group - Notes 8(b)(i) and 10(e)	-	-	-	-	-	-	182,945,741	18,295	1,445,271	-	-	1,463,566

Issuance on January 23, 2013 of common stock at $0.0160 per share with a fair value of $0.0080 in connection with the settlement of an amount due to a vendor - Note 10(f)	-	-	-	-	-	-	14,800,000	1,480	228,520	-	-	230,000

Issuance on January 23, 2013 of common stock at $0.0032 per share with a fair value of $0.0080 in connection with the settlement of amounts due to vendors - Note 10(g)	-	-	-	-	-	-	35,331,230	3,533	279,116	-	-	282,649

Issuance on January 23, 2013 of common stock at $0.0032 per share with a fair value of $0.0080 in connection with the distribution/assumption of certain assets and liabilities to HLBC Distribution Company, Inc. - Notes 5 and 10(h)	-	-	-	-	-	-	40,203,785	4,020	317,610	-	-	321,630

Issuance of warrants on January 23, 2013 in connection with the distribution/assumption of certain assets and liabilities to HLBC Distribution Company, Inc. - Notes 5 and 11(a)	-	-	-	-	-	-	-	-	295,000	-	-	295,000

Issuance of warrants on March 15, 2013 in connection with the issuance of a contertible promissory note - Notes 8(g) and 11(c)	-	-	-	-	-	-	-	-	154,000	-	-	154,000

Issuance on April 17, 2013 of 100,000 shares of Series C Convertible Preferred Stock at $0.025 per share - Notes 8(g) and 9(c)	-	-	-	-	100,000	10	-	-	2,509	-	-	2,519

  InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Condensed Consolidated Statement of Stockholders' Deficiency
For the Six Months Ended June 30, 2013
(Unaudited)
											Accumulated
											Other
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Deficiency

Issuance on April 24, 2013 of 7,597,100 shares of Series C Convertible Preferred Stock at $0.01 per share - Notes 8(g) and 9(c)	-	-	-	-	7,597,100	760	-	-	75,211	-	-	75,971

Issuance of warrants on various date between May 7, 2013 and June 24, 2013 in connection with the issuance of notes payable - Notes 8(j) and 11(d)	-	-	-	-	-	-	-	-	31,931	-	-	31,931

Share based compensation - Warrants issued to management - Notes 10(b) and 10(d)	-	-	-	-	-	-	-	-	45,811	-	-	45,811

Net loss	-	-	-	-	-	-	-	-	-	(4,451,755)	-	(4,451,755)

Unrealized gain on foreign currency transalation	-	-	-	-	-	-	-	-	-	-	82,461	82,461

Balance, June 30, 2013	-	$-	-	$-	12,697,100	$1,270	747,045,894	$74,705	$9,794,843	$(12,343,770)	$82,461	$(2,390,491)

The accompanying notes are an integral part of these condensed consoidated financial statements.

InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the
			cummulative period
			January 1, 2012
			(date of re-entering the
	Six Months Ended June 30,		development stage) to
	2013	2012	June 30, 2013

Cash flows used in operating activities:

Net loss	$(4,451,755)	$(785,961)	$(6,635,140)

Adjustments to reconcile net loss from continuing operations to net cash usedin operating activities:
Charge for acquired in-process research and development	1,467,505	-	1,467,505
Stock-based compensation expense:
Common shares issued for services	-	225,705	257,773
Options issued for services	-	-	-
Warrants issued for services	45,811	-	122,177
Charge for shares issued in connection with Myself acquisition agreement	-	-	855,000
Charges related to Fandeck note recorded as interest expense:
Value of warrants expensed upon issuance of note	104,000	-	104,000
Amortization of debt discount	50,000	-	50,000
Accrual of service fee	25,000	-	25,000
Charges related to Fandeck note recorded as interest expense:
Value of warrants expensed upon issuance of note	31,931	-	31,931
Amortization of debt discount	2,519	-	2,519
Charges for issuance of common shares in connection with:
Settlement with Epec	137,500	-	137,500
Settlement of note due to Rockland	883,628	-	883,628
Settlement of trade accounts payable	170,649	-	170,649
Loss on distribution of assets and liabilities and issuance of common sharesand warrants to HLBCDC	330,684	-	330,684

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(16,220)	-	(16,220)
(Increase) decrease in prepaid expenses and other current assets	(303,617)	27,268	(283,189)
Increase (decrease) in accounts payable	178,010	10,094	285,673
Increase in accounts payable due to related parties	(6,880)	19,500	102,000
Increase in accrued compensation	22,500	134,500	271,000
Increase in accrued expenses	165,514	113,636	411,495
Increase in deferred revenue	(4,328)	9,370	-

Net cash used in operations	(1,167,549)	(245,888)	(1,426,015)

Cash flows provided by (used in) investing activities:

Cash acquired in SRG acquisition	240,731	-	240,731
Investment in HepatoChem	-	(110,000)	(110,000)
Investment in Legends and Heros	-	(75,000)	(75,000)
Investment in Epec	-	(150,000)	(275,000)

Net cash provided by (used in) investing activities	240,731	(335,000)	(219,269)

Cash flows provided by (used in) financing activities:

Proceeds from sale of common stock	-	-	80,500
Proceeds from exercise of warrants	-	390,660	390,660
Proceeds from issuance of notes payable	794,854	-	794,854
Proceeds from issuance of notes payable to related party	-	150,000	250,150
Proceeds from issuance of convertible notes payable to related party	50,000	-	50,000
Proceeds from issuance of notes payable - Other	28,174	-	28,174
Repayment of notes payable	-	(5,969)	(1,522)
Repayment of notes payable - Other	(11,263)	-	(11,263)

Net cash flows provided by financing activities	861,765	534,691	1,581,553

Net increase (decrease) in cash	(65,053)	(46,197)	(63,731)

Effect of foreign exchange rate changes on cash	82,463	-	82,463

Cash - Beginning of period	53,744	52,422	52,422

Cash - End of period	$71,154	$6,225	$71,154

InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the
			cummulative period
			January 1, 2012
			(date of re-entering the
	Six Months Ended June 30,		development stage) to
	2013	2012	June 30, 2013

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$115	$160	$1,740
Income taxes	$-	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of Common and Preferred Stock:
Conversion of note payable into Series C Convertible Preferred Stock	$75,971	$-	$75,971
Settlement of note payable to New Horizon, Inc.	$1,509,361	$-	$1,509,361
Settlement of note payable to the Rockland Group, Inc.	$1,463,566	$-	$1,463,566
Settlement of accounts payable	$513,053	$-	$513,053
Distribution/assumption of assets and liabilities to HLBC Distribution Company, Inc.	$321,630	$-	$321,630
Investment in Epec Biofuels Holdings, Inc.	$-	$-	$100,000

Issuance of warrants - Transfer of assets and liabilities to HLBC Distribution Company, Inc.	$295,000	$-	$295,000

Acquisition of SRG International, Inc.:
Acquisition of assets other than cash	$1,722,941	$-	$1,722,941
Assumption of liabilities	$1,596,970	$-	$1,596,970
Issuance of Series C Convertible Preferred Stock	$125,971	$-	$125,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

1)            Business

InterCore Energy, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 29, 2010. Through March 20, 2012, the Company focused primarily upon investments and acquisition opportunities primarily in products and companies involved in the market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management. On March 30, 2012, the Company decided to intensify its focus in the energy sector and the related opportunities within and, to that end, the Board of Directors elected to change the name of the Company to InterCore Energy, Inc. Upon the sale of the Company's only operating subsidiary during the fourth quarter of 2011, the Company re-entered the development stage effective January 1, 2012.

On January 23, 2013 and as more fully described in Notes 4 and 5, the Company:

a)
Transferred investments to a related party in exchange for the assumption of certain obligations of the Company and then converted the majority of the remaining accounts payable, notes payable, and other commitments into shares of common stock; and

b)
Closed on a transaction with SRG International, Inc. ("SRG") and its shareholders whereby the Company acquired 100% of the outstanding common stock of SRG in exchange for ICOR's issuance of 5,000,000 shares of a newly created Series C Convertible Preferred Stock. Those shares are convertible into 80% of the Company's then outstanding common stock immediately after a reverse split of the Company's common stock which is contemplated to occur during the fourth quarter of 2013. Those shares are also entitled to vote on an “as converted” basis on all matters to which the holders of the Company’s Common Stock are entitled or required to vote. The holders of the Series C Convertible Preferred Stock did not perfect their interest in such securities due to non-performance of certain provisions of the acquisition agreement. On October 28, 2013, the Company waived such provisions.

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

2)            Basis of Presentation and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $12,343,770 as of June 30, 2013. Cash used in operating activities during the six months ended June 30, 2013 totaled $1,167,549 and the Company has a working capital deficiency of $2,390,491 as of June 30, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically financed its activities through the private placement of equity securities. Since inception, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs and, effective January 23, 2013, research, development, testing and commercialization of the ADS™ System.

The Company’s ability to continue those activities is dependent upon its ability to raise additional equity, secure debt financing, and/or generate revenue.

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

3)            Significant Accounting Policies and Recent Accounting Pronouncements

a)            Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All other significant inter-company balances and transactions have been eliminated in consolidation.

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

Research and Development - The Company expenses research and development costs as incurred. The Company incurred research and development expense of $575,810 and $30,000 during the three months ended June 30, 2013 and 2012, respectively. and $859,676 and $91,450 during the six months ended June 30, 2013 and 2012, respectively. Additionally, the Company recorded a charge for acquired research and development of $1,467,505 during the six months ended June 30, 2013.

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

Stock-based compensation expense aggregated $18,163 and 96,202 for the three months ended June 30, 2013 and 2012, respectively, and $45,811 and $225,705 for the six months ended June 30, 2013 and 2012, respectively, and was classified in general and administrative expense.

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three and six month periods ended June 30, 2013 and 2012:

	2013	2012

Warrants	124,780,390	16,980,390
Series A Convertible Preferred Stock	-	18,000,000
Series B Convertible Preferred Stock	-	135,000,000
Convertible notes	-	16,878,087

Total	124,780,390	186,858,477

Investments - The Company accounts for investments in other entities under the cost method of accounting when the Company does not hold a significant interest in nor has any management control over those entities. The Company has not recorded any impairment for these investments.

Intangible Assets - The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method over periods ranging from five years to ten years based upon their estimated useful lives. The Company reviews them for impairment whenever events or changes in business circumstances indicate that the carrying amount of such assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flow expected to be derived from the use of those assets is less than their carrying values. No impairment loss was recorded during the three and six months ended June 30, 2013 and 2012.

Fair Value - The Company determines the estimated fair value of amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of June 30, 2013 and, as of that date, the carrying value of all amounts approximates fair value.

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

The following are the major categories of assets were measured at fair value as of June 30, 2013 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

Level 1:
	Quoted Prices	Level 2:		Total	Total
	In Active	Significant	Level 3:	Assets	Impairment
	Markets For	Other	Significant	As Of	For
	Identical	Observable	Unobservable	The Period	The Period
	Assets	Inputs	Inputs	Ended	Ended

December 31, 2012:

Investments	$-	$-	$910,000	$910,000	$-
Intangible asset	$-	$-	$-	$-	$-

June 30, 2013:

Investments	$-	$-	$-	$-	$-
Intangible asset	$-	$-	$-	$-	$-

Based on its assessments, the Company recorded an asset impairment charge of $2,950,000 related to the intangible asset during the year ended December 31, 2011. Aside from the disposition of the investments and the intangible assets described in Notes 5, 6, and 7, there were no changes in fair value, including net transfers in and/or out of the Level 3 type asset/liability category, of all financial asset and liabilities measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2013.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determined that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on its assessments, the Company did not incur any impairment charges during the three and six months ended June 30, 2013 and 2012.

Financial Instruments - The Company records financial instruments consisting of cash, accounts receivable, and accounts payable at historical cost and notes payable at face value less principal repayments and considers such amounts to approximate fair value due to their short term nature of those instruments.

Contingent Liabilities - The Company records liabilities when it is probable a liability has been incurred and the amount can be reasonably estimated or determined. As of June 30, 2013 and December 31, 2012, there were no accruals for contingent liabilities.

Foreign Currency Translation - The functional currency of the Company's Canadian operations is the Canadian dollar. Assets and liabilities related to that operation are translated at end-of-period exchange rates while the related revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized foreign currency translation gains and losses are recorded in Accumulated Other Comprehensive Gains/Losses on the balance sheet and presented as separate components of activity in the statements of operations. During the three months ended June 30, 2013 and 2012, foreign currency translation gains were $47,062 and zero, respectively. During the six months ended June 30, 2013 and 2012, foreign currency translation gains were $82,461 and zero, respectively. Foreign currency translation gains during the period from January 1, 2012, the date of re-entering the development stage, to June 30, 2013 were $82,461.

Comprehensive Income (Loss) - The Company reports comprehensive income (loss) and components thereof in the condensed consolidated statement of operations. Comprehensive loss consists of net loss and foreign currency translation adjustments affecting shareholder’s deficiency which, under US GAAP, are excluded from net loss.

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

4)            Acquisition of SRG International, Inc.

On January 23, 2013, the Company closed on a transaction contemplated by an Amended and Restated Share Exchange Agreement (the “Agreement”) with SRG International, Inc., a Quebec Province corporation, (“SRG”) and the shareholders of SRG pursuant to which the holder of 100% of the outstanding common stock of SRG transferred to the Company all of the common stock of SRG in exchange for the issuance of 5,000,000 shares of the Company's newly created Series C Convertible Preferred Stock for the purpose of acquiring SRG's in-process research and development. Those shares are convertible into 80% of the Company's then outstanding common stock immediately after a reverse stock split which is contemplated to occur during the second quarter of 2013. Those shares are also entitled to vote on an “as converted” basis on all matters to which the holders of the Company’s Common Stock are entitled or required to vote. The holders of the Series C Convertible Preferred Stock did not perfect their interest in such securities due to non-performance of certain provisions of the acquisition agreement. On October 28, 2013, the Company waived such provisions.

SRG's in-process research and development consisted of the ADS Software ("ADS"), a system designed around proprietary alertness detection technologies which helps operators (such a drivers of motor vehicles) in modulating their work activity based on real time knowledge of their actual state of alertness.

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

The purchase price was allocated as follows:

Assets:
Cash	$240,731
Acquired in-process research and development	1,467,505
Other current assets	14,705
1,722,941

Liabilities:
Accounts payable	112,896
Accrued expenses	34,703
Notes payable	1,449,371
1,596,970

Purchase price	$125,971

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and SRG for the six months ended June 30, 2013 and 2012 as if the acquisition had occurred on January 1, 2012 instead of January 23, 2013. The following pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	Results	Pro	Pro
	As	Forma	Forma
	Reported	Adjustment	Results
For the six months ended June 30 2013:
Revenues	$24,688	$-	$24,688
Net loss	$(4,451,755)	$1,363,125	$(3,088,630)
Weighted average number of common shares outstanding	679,972,694	0	679,972,694
Loss per common share - Basic and fully diluted	$(0.007)	$-	$(0.005)

The pro forma adjustment consists of the following:

Elimination of charge to expense for acquired in-process research and development	$1,467,505
Research and development expense	(98,281)
Interest expense	(6,099)
$1,363,125

For the six months ended June 30 2012:

Revenues	$630	$-	$630
Net loss	$(785,961)	$(1,277,659)	$(2,063,620)
Weighted average number of common shares outstanding	156,153,442	0	156,153,442
Loss per common share - Basic and fully diluted	$(0.005)	$-	$(0.013)

The pro forma adjustment consists of the following:

Charge to expense for acquired in-process research and development	$(1,181,640)
Interest expense	(96,019)
$(1,277,659)

As SRG was acquired through the issuance of shares of Series C Convertible Preferred Stock, the conversion of such shares into common stock is an action independent of the SRG acquisition, and the conversion of such shares into common stock has not occurred as of the date of these financial statements. Therefore, this unaudited pro forma financial information does not include an adjustment to the weighted average number of common shares outstanding.

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

As more fully described in the footnotes on the following pages, the assets distributed to HLBCDC had an aggregate value of $1,316,630 and consisted of:

a)
The shares the Company owned in Legends & Heroes, Inc. and Epec Biofuels Holdings, Inc. as well as the intangible rights associated with the Myself™ pelvic muscle trainer and a novel medical applicator referred to as the “Soft and Smooth Assets” with a collective carrying value of $700,000 as described in Note 7(b);

b)	40,203,785 shares of the Company's common stock with a negotiated value of $127,446, or $0.0032 per share, and a fair value of $321,630, or $0.008 per share as described in Note 10(h); and

c)
A warrant to purchase 50,000,000 shares of the Company's common stock at the exercise price of $0.0055 per share, the fair market value of such shares on the date of the closing, which was valued at $295,000 through the use of the Black-Scholes valuation formula as described in Note 11(a);.

As more fully described in the footnotes on the following pages, in exchange for the items listed above, HLBCDC assumed $985,946 of the Company's liabilities consisting of:

a)	The remaining balance due to New Horizons, Inc. of $450,000 in connection with the convertible note payable as described in Note 8(a)(ii);

b)	Accrued liabilities of $386,500 due to management for services rendered; and

c)	Trade payables totaling $149,446;

In connection with the distribution of assets and the assumption of liabilities described above, the Company recorded a charge to expense for the loss associated with that distribution in the amount of $330,684 during the six months ended June 30, 2013.

6)            Intangible Assets

Intangible assets as of June 30, 2013 and December 31, 2012 consisted of the following:

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

Investments as of June 30, 2013 and December 31, 2012 consisted of the following:

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

On January 23, 2013, this asset was distributed in connection with a transaction more fully described in Note 8(b)(i).

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

Epec Biofuels ("Epec") is a privately held company that is pursuing the development of ethanol production facilities which utilize sweet sorghum as a feedstock rather than corn or sugarcane. The investment consisted of 8,000,000 shares of common stock as of December 31, 2012 which represented approximately 10% of the total shares outstanding on a fully diluted basis as of that date.

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

The terms of this investment agreement were modified on August 23, 2012 and the Company made payments aggregating $50,000 through that date. The new terms provided for the remaining $550,000 to be paid in weekly installments of $25,000 from September 2012 through February 2013. In connection with the modification of the terms of this agreement, the Company agreed to issue an additional 7,750,000 shares of the Company's common stock which was valued at fair market value and recorded as an additional cost of the investment in Epec. The Company made five of the installment payments described above through December 31, 2012 and was not in compliance with the investment agreement as of that date. However, Epec did not issue the Company a formal notice of default.

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

The Company accounted for the $50,000 payment as a cost of modifying the Epec investment agreement and, therefore, recorded a charge to expense in that amount during the six months ended June 30, 2013.

On January 16, 2013 and as described in Note 10(a), Epec converted the remaining payment obligation of $50,000 into 25,000,000 shares of the Company's common stock. The Company considered the fair value of those shares to be $137,500, or $0.055 per share, based upon the closing market price that day and accounted for that issuance as a cost of modifying the Epec investment agreement and recorded a charge to expense in that amount during the six months ended June 30, 2013.

On January 23, 2013, this asset was distributed in connection with a transaction more fully described in Note 5.

8)          Notes Payable

Notes payable as of June 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012

Convertible note payable - New Horizon	$-	$1,666,667

Note payable due to related party - Rockland	-	714,938

Note payable - Huppe	1,140,000	-

Note payable - Despres #1	76,000	-

Note payable - Despres #2	123,500	-

Note payable - Doucet	95,000	-

Convertible note payable with face value of $75,000 due to related party - Fandeck	-	-

Note payable - Seliztrine #1	142,500	-

Note payable - Seliztrine #2	213,750	-

Series of Notes Payable due May 1, 2014, net of unamortized discount of $28,525	453,475	-

Other	25,408	8,497

Total	$2,269,633	$2,390,102

The notes payable as listed above and described in the following paragraphs were classified as current liabilities as of June 30, 2013 and December 31, 2012.

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

On January 23, 2013, the total amount due to New Horizon of $1,959,361 was satisfied through:

i)           The conversion by New Horizon of principal and accrued interest in the amounts of $1,216,667 and $292,694, respectively, into 9,056,164 shares of the Company's common stock at the rate of $0.1667 per share pursuant to the terms of the note dated December 8, 2010. The Company accounted for this transaction as a decrease to notes payable and accrued expenses with a corresponding increase of $1,509,361 to stockholders' equity as described in Note 10(d).

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

During January, 2013, the Rockland Group advanced and additional $75,000 to the Company.

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

ii)          $579,938 in connection with the issuance of 182,945,741 shares of the Company's common stock at the rate of $0.0032 per share. The Company determined the fair value of those shares to be $1,463,566, or $0.0080 per share based upon the closing market price that day and accounted for this issuance as a settlement of notes payable of $579,938 and a charge to expense of $883,628 during the six months ended June 30, 2013 as also described in Note 10(e).

c)           Note payable - Huppe

On September 14, 2012, SRG, a wholly owned subsidiary of the Company, issued a note payable to Mr. Huppe, an individual, in the amount of $1,200,000 Canadian dollars ($1,140,000 in US dollars as of June 30, 2013) in connection with SRG's acquisition of all rights and interests in the ADS Software. This note accrues interest at the rate of 8% per annum and matured on March 15, 2013.

As of June 30, 2013, the Company is not in compliance with the terms of this note due to non-payment of principle and interest. However, the note holder has not issued the Company a formal notice of default.

d)            Note payable - Despres #1

On February 15, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Le Groupe Despres, Inc. in the amount of $80,000 Canadian dollars ($76,000 in US dollars as of June 30, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

On October 17, 2013 and as also described in Note 15(b)(ii), this note and accrued interest was paid in full.

e)           Note payable - Despres #2

On March 15, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Le Groupe Despres, Inc. in the amount of $130,000 Canadian dollars ($123,500 in US dollars as of June 30, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

On October 17, 2013 and as also described in Note 15(b)(ii), this note and accrued interest was paid in full.

f)            Note payable - Doucet

On March 15, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Yves Doucet, an individual, in the amount of $100,000 Canadian dollars ($95,000 in US dollars as of June 30, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

On October 17, 2013 and as also described in Note 15(b)(ii), this note and accrued interest was paid in full.

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

The interest expense associated with this note for the six months ended June 30, 2013 consisted of the following:

Amount recorded as interest expense related to the warrant	$104,000
Accrued interest of the face amount of the note	971
Amortization of debt discount	50,000
Accrual of service fee	25,000
Issuance	2,519
$182,490

On April 15, 2013, this note matured and on April 16, 2013 and as a result of non-payment of the note upon its due date, the holder issued the Company a notice of default and a notice of conversion of all amounts due into Preferred Series C Stock.

On April 17, 2013, the Company and the holder reached an agreement whereby the Company issued 100,000 shares of its Preferred Series C Stock to the holder of the note and the due date was revised to April 23, 2013. Those shares were valued at $2,519 and that amount was classified as interest expense.

On April 24, 2013 and as a result of non-payment of the note upon its due date, the holder issued the Company a notice of default and a notice of conversion of $75,971 due in connection with the note into 7,597,100 shares of Preferred Series C Stock as further described in Note 9(c).

h)            Note payable - Seliztrine #1

On April 3, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Gestion Seliztrine, an individual, in the amount of $150,000 Canadian dollars ($142,500 in US dollars as of June 30, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

On October 17, 2013 and as also described in Note 15(b)(ii), this note and accrued interest was paid in full.

i)            Note payable - Seliztrine #2

On May 1, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Gestion Seliztrine, an individual, in the amount of $225,000 Canadian dollars ($213,750 in US dollars as of June 30, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

On October 17, 2013 and as also described in Note 15(b)(ii), this note and accrued interest was paid in full.

j)            Series of Notes Payable due May 1, 2014

On various date between May 7, 2013 and June 24, 2013, the Company issued a series of notes payable in the aggregate amount of $482,000 plus warrants for the purchase of 12,050,000 shares of the Company's common stock at $0.02 per share. These notes mature on May 1, 2014 and accrue interest at the rate of 12% per annum for the first six months they are outstanding and then 18% per annum thereafter. The warrants were valued at $34,300.

The interest expense associated with this note for the six months ended June 30, 2013 consisted of the following:

Accrued interest of the face amount of the note	$5,643
Amortization of debt discount	3,406
$9,049

9)	Preferred Stock

a)	Series A Convertible Preferred Stock

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

c)	Series C Preferred Stock and Change of Control

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

On April 17, 2013 and as also described in Note 8(g), the Company issued 100,000 shares of Preferred Series C Stock to Fandeck in connection with the extension of the due date of a note payable. Those shares were valued at $2,519 and that amount was classified as interest expense.

On April 24, 2013 and as a result of non-payment of a note due to Fandeck upon its due date as described in Note 8(g), the holder of such note issued the Company a notice of default and a notice of conversion of $75,971 due into 7,597,100 shares of Preferred Series C Stock. This resulted in Fandeck, an investment group managed by the Company's Vice President of Investments, owning 61% of the total shares of Preferred Series C Stock. Upon conversion of the Series C Convertible Preferred Stock into 80% of the Company's outstanding common stock immediately after a reverse stock split, Fandeck will own 49% of the Company's outstanding common stock. In light of the holder's relationship with other common shareholders, this transaction resulted in a change in control transaction.

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

a)
On January 16, 2013 and as more fully described in Note 7(c), the Company issued 25,000,000 shares of common stock in connection with the modification of an investment agreement with Epec. The Company considered the fair value of those shares to be $137,500, or $0.0055 per share, based upon the closing market price of the Company's stock on that day, and accounted for that issuance as a cost of modifying the Epec investment agreement and, therefore, recorded an expense in that amount during the six months ended June 30, 2013.

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

e)
On January 23, 2013 and as more fully described in Note 8(b)(i), the Company issued 182,945,741 shares of common stock at $0.0032 per share in connection with the conversion of principal and accrued interest totaling $579,938 due to the Rockland Group. The Company accounted for this transaction as an increase of $1,463,566 to stockholders equity, a settlement of notes payable and accrued expenses of $579,938, and a charge to expense of $883,628 during the six months ended June 30, 2013.

f)
On January 23, 2013, the Company issued 14,800,000 shares of common stock at $0.016 per share in connection to a vendor in satisfaction of a payable in the amount of $230,000. The Company accounted for this transaction as a settlement of accounts payable with a corresponding increase in the same amount to stockholders' equity.

g)
On January 23, 2013 the Company issued 35,331,230 shares of common stock at $0.0032 per share to two vendors in satisfaction of payables in the amount of $112,000. The Company considered the fair value of those shares to be $282,649, or $0.0080 per share, based upon the closing market price of the Company's stock on that day. The Company accounted for this transaction as a settlement of accounts payable of $112,000, an increase to equity of $282,649, and a charge to expense of $170,650 during the six months ended June 30, 2013.

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

Assumptions made in calculating the fair value of warrants during the six months ended June 30, 2013 were as follows:

Risk free interest rate	0.8 to 2.5%
Dividend yield	Zero
Volatility	100%
Expected term	3.0 to 9.3 years

There was no valuation of warrants required during the six months ended or as of June 30, 2012.

Activity during the six months ended June 30, 2013 was as follows:

a)
On January 23, 2013 and in connection with the transaction described in Note 5, the Company issued a warrant for the purchase of 50,000,000 shares of the Company's common stock at the exercise price of $0.0055 per share through January 23, 2018. The fair market value of such shares on that date was $0.0080. The warrant was valued at $295,000 and that amount was included in the computation of the loss of $330,684 in connection with that transaction recorded by the Company during the six months ended June 30, 2013.

b)
Effective February 1, 2013, the Company entered into a service agreement with Frederick Larcombe to fulfill the role of its Chief Financial Officer for a period of three months. This agreement, as amended, consisted of compensation of $22,500 in cash and a warrant for the purchase of 2,250,000 shares of the Company's common stock at $0.01 per share for a period of five years. This warrant vested immediately upon issuance, contained provisions for a cashless exercise, was valued at $9,000, and was recorded as stock-based compensation expense during the six months ended June 30, 2013.

c)
On March 15, 2013 and in connection with the transaction described in Note 8(g) regarding the issuance of a convertible promissory note, the Company issued a warrant for the purchase of 20,000,000 shares of the Company's common stock at the exercise price of $0.01 per share through April 25, 2018. The warrant was valued at $154,000 and that amount was included in accounting for the convertible promissory note referred to above.

d)
On various date between May 7, 2013 and June 24, 2013 and in connection with the issuance of notes payable as described in Note 8(j), the Company issued a series of warrants for the purchase of 12,050,000 shares of the Company's common stock at $0.02 per share through May 1, 2017. These warrants were valued at $34,300 and that amount was included in accounting for the notes payable referred to above.

e)
The Company recorded stock-based compensation expense during the three months ended June 30, 2013 and 2012, expense of $18,163 and zero and during the six months ended June 30, 2013 and 2012, of $45,811 and zero, respectively, related to warrants issued to management in July 2012.

A summary of the changes in warrants outstanding during the six months ended June 30, 2013 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at December 31, 2012	40,480,390	$0.197	5.6	-
Granted	84,300,000	$0.009
Exercised	-
Forfeited	-
Outstanding at June 30, 2013	124,780,390	$0.070	4.4	-

Warrants exercisable at June 30, 2013	109,113,723	$0.048	3.8	-

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

The licensing fee is being amortized to income ratably over the term of the agreement. During the six months ended June 30, 2013, the Company recognized revenue of $644 in connection with this agreement.

Biopack is a related party as it is controlled by the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors.

On January 23, 2013, this asset was distributed in connection with a transaction as more fully described in Note 5.

13)	Commitments and Contingencies

a)
On March 12, 2013, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with MeliaLife International, Inc. (“MeliaLife”), pursuant to which the Company will be the exclusive distributor of natural supplement products produced by MeliaLife. The duration of the Distribution Agreement is five years or when the Company has purchased $60 million in products from MeliaLife, whichever happens first. At that time all rights to the MeliaLife products will inure to the Company in exchange for prospective payment to MeliaLife of 4% of net profits from the sale of such products. There has been no activity with respect to this Distribution Agreement through the date of this report.

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

a)
On January 23, 2013 and as more fully described in Notes 5 through 8, the Company closed on a transaction contemplated by an Assignment and Assumption Agreement with HLBCDC which is controlled by the president of New Horizons, Inc, the Company's majority shareholder. Pursuant to that agreement, certain assets of the Company were transferred to HLBCDC in exchange for HLBCDC assuming certain liabilities of the Company. It is intended that New Horizon, Inc. and certain member of ICOR's Board of Directors and management team will collectively receive 78% of the future economic benefit, if any, derived from the ownership of those assets by HLBCDC after the satisfaction of the assumed liabilities.

b)
On March 15, 2013 and as more fully described in Note 8(g), the Company issued a note payable to Fandeck, a related party, in the amount of $50,000 plus a warrant for the purchase of 20,000,000 shares of the Company's common stock at $0.01 per share, and received proceeds of $50,000. On April 24, 2013 and as more fully described in Notes 8(g) and 9(c), upon non-payment of this note upon its due date, the holder converted amounts due into Series C Convertible Preferred Stock which resulted in a change in control transaction.

c)	Accounts payable due to related parties as of June 30, 2013 and December 31, 2012 consisted of the following:

i)
$102,000 as of June 30, 2013 due to FAV Associates, an investment group managed by the Company's Vice President of Investments, in connection with a series of short-term, interest free advances made to the Company on various dates from April 26, 2013 through June 28, 2013. There were no comparable amounts outstanding as of December 31, 2012.

ii)
$108,880 as of December 31, 2012 due primarily to the Rockland Group, LLC, our majority shareholder through January 23, 2013 and an entity controlled by one of our Directors in connection with a series of short-term, interest free advances made to the Company on various dates from November 1, 2012 through December 28, 2012. There were no comparable amounts outstanding as of June 30, 2013.

15)	Subsequent Events

a)	Notes Payable Due May 1, 2014

On various dates from July 1, 2013 through August 14, 2013, the Company issued a series of notes payable totaling $182,000. These notes accrue interest at rates between 12% and 18% per annum and mature on May 1, 2014. The maturity date may be extended by the Company to November 1, 2014 without penalty. In connection with the issuance of these notes, the Company issued warrants for the purchase of 4,550,000 shares of the Company's common stock at $0.02 per share through May 1, 2017.

b)	Series D Preferred Stock

On various dates from August 8, 2013 to November 26, 2013, the Company raised $1,400,000 through the sale of 140,000 shares of newly created Series D Preferred Stock and received net proceeds of $1,330,000.

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

c)	Notes Payable Due April 1, 2014

On October 8, 2013, the Company issued notes payable totaling $1,000,000. These notes accrue interest at rates of 12% per annum compounded daily and mature on April 1, 2014. At any time prior to April 1, 2014, these notes automatically convert into that number of shares of the Company's common stock representing 6.7% of the final number of outstand shares of common stock on that date on a fully diluted basis provided that the Company is able to make such shares available. If conversion has not occurred by April 1, 2014, the holders may, at any time thereafter, demand payment in full or accept a lesser number of shares in full satisfaction of these notes. Approximately $786,000 of the proceeds of these notes were utilized on October 17, 2013 to pay the principal and interest due in connection with the notes with principal amounts totaling $685,000 Canadian dollars issued by SRG on various dates from February 15, 2013 to May 1, 2013 as described in Notes 8(d), (e), (f), (h), and (i).

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

Overview

Corporate History Prior to December 31, 2012

We were incorporated under the laws of the State of Delaware on April 29, 2010. Through March 20, 2012, we focused primarily upon investments and acquisition opportunities primarily in products and companies involved in the market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management.

On March 30, 2012, we decided to further intensify our focus in the energy sector and the related opportunities within and, to that end, we elected to change the name of the Company to InterCore Energy, Inc.

Through December 31, 2013 and as more fully described in our Annual Report on Form 10-K for the year then ended as filed with the Commission on June 25, 2013, we assembled a portfolio of investments in the life sciences and energy arenas. However, we found this approach to be lacking in appeal to investors, thereby making it difficult to raise capital to fund investments once we identified them and to fund the operations of the Company.

Corporate History Subsequent to December 31, 2012

a)             Acquisition of SRG International, Inc.

On January 23, 2012, we consummated a transaction with SRG International, Inc., a Quebec Province corporation (“SRG”), and the shareholders of SRG who are the owners of 100% of the outstanding common stock of SRG, pursuant to which the holders of 100% of the outstanding common stock of SRG transferred to us all of the common stock of SRG in exchange for the issuance of 5,000,000 shares of our Series C Convertible Preferred Stock for the purpose of acquiring SRG's in-process research and development. Those shares are convertible into 80% of our then outstanding common stock immediately after a reverse stock split which is contemplated to occur during the fourth quarter of 2013. The holders of the Series C Convertible Preferred Stock did not perfect their interest in such securities due to the non-performance of certain provisions of the Agreement. On October 28, 2013 the Company waived such provisions. As a result of this transaction and a transaction with HLBC Distribution Company, Inc. (whereby we sold assets and operations in exchange for relief from certain debt obligations, as described below), SRG became our wholly-owned subsidiary.

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

b)            Assignment and Assumption Agreement

Simultaneously with consummating the transaction with SRG, we closed the transaction contemplated by an Assignment and Assumption Agreement by and between us and HLBC Distribution Company, Inc., a Nevada corporation (“HLBCDC”), under which certain of our assets were distributed to HLBCDC in exchange for HLBCDC assuming certain liabilities of ours. Those assets distributed to HLBCDC consisted of the shares we owned in Legends & Heroes, Inc., and Epec Biofuels Holdings, Inc., as well as the intangible rights associated with the Myself™ pelvic muscle trainer and a novel medical applicator referred to as the “Soft and Smooth Assets”. In addition to transferring the assets we issued to HLBDC 40,203,785 shares of our common stock (the “HLBCDC Shares”) and warrants to purchase 50,000,000 shares of our common stock at the exercise price of $0.0055 per share (the “HLBCDC Warrant”). In exchange for the assets, shares and the warrant, HLBCDC agreed to assume $985,948 of liabilities consisting of fees owed to management, notes payables, and trade payables.

c)             Asset Purchase Agreement

Simultaneous with consummating the transaction with SRG, we closed the transaction contemplated by an Asset Purchase Agreement between us and Rockland Group, LLC, our majority shareholder through January 23, 2013, in advance of the share exchange with SRG’s shareholders and an entity controlled by one of our Directors (“Rockland”), pursuant to which we sold the shares we owned in HepatoChem, Inc. to Rockland in exchange for Rockland agreeing to forgive $579,938 of the debt owed to it by us.

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

Liquidity and Capital Resources

We had cash of $71,000 at June 30, 2013 compared to $54,000 at December 31, 2012. This net increase of $17,000 consisted of:

$862,000	Cash received through financing activities
241,000	Cash received through investment/acquisition activities
(1,086,000)	Cash used in operating activities net of the effect of foreign exchange rate changes
$17,000	Net increase

We have incurred significant losses and negative cash flows from operations since our inception in April 2010. We have an accumulated deficit of $12,344,000 and a working capital deficiency of $2,391,000 as of June 30, 2013. These conditions raise substantial doubt about our ability to continue as a going concern. We have historically financed our activities through the private placement of equity securities. Through December 31, 2012, we have dedicated our financial resources to investments as well as general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs. Subsequent to that date, we have dedicated our financial resources to the researching, developing, and testing of the ADS software as well as general and administrative expenses.

We plan to fund our development and eventually commercialization activities beyond June 30, 2013 primarily through the sale of debt and/or equity securities. Subsequent to June 30, 2013 and through the date of this report, we have raised $1,582,000 through the sale of debt and equity securities.

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

Our accounting policies are described in Note 3 to the condensed consolidated financial statements for the six months ended June 30, 2013 contained elsewhere in this report and in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues and Cost of Revenues

Revenues of $24,000 reported for the three months ended June 30, 2013 are attributable to fees earned related to the trials and testing of the ADS software. Revenues of $1,000 reported for the three months ended June 30, 2012 are attributable to the licensing of development and marketing rights to a novel medical applicator. As previously discussed in the Overview section, that asset was transferred to HLBCDC effective January 23, 2013. Consequently, there will be no such revenues recognized in the future.

There was no cost of revenues associated with either of these sources of revenue.

Research and Development Expense

Research and development expense for the three months ended June 30, 2013 was $576,000 compared to $30,000 for the comparable period in the prior year. Such expenses during 2013 were exclusively related to the development of the ADS System and are expected to continue at comparable levels in subsequent quarters. Such expenses during 2012 were exclusively related to the development of a novel medical applicator and, as previously indicated, that asset was transferred to HLBCDC effective January 23, 2013.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2013 was $98,000 compared to $250,000 for the comparable period in the prior year. This decrease of $152,000 consisted primarily of a decrease of $78,000 in stock-based compensation expenses associated with activities necessary to establish our operations and implement our business plan. Specifically, we concluded the practice of compensating professional service providers with shares of our common shares effective December 31, 2012 and replaced it with the use of warrants. This resulted in a decrease in stock-based compensation expense of $96,000 and an increase of $18,000, respectively. The remaining decrease of $74,000 in general and administrative expenses consisted primarily of cost reductions in professional fees for management, legal, financial advisory, and audit services.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2013 was $96,000 compared to $60,000 for the comparable period in the prior year. In summary and as shown in the Statement of Operations, the change in the Other Income (Expense) caption consisted of:

$41,000
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

	$25,000	Partial amortization of the debt discount
	12,500	Partial accrual of the service fee
	2,519	Value of 100,000 shares of Preferred Series C Stock issued to Fandeck in connection with the extension of the due date of a note payable.
	575	Accrued interest at 18% on the face value of the note
$40,594

59,000	Other interest expense

(4,000)
Adjustment to the fair value of shares of common stock and warrants in excess of the net book value of certain assets and liabilities assumed by HLBCDC as an inducement for that entity to enter into that transaction.

$96,000

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues and Cost of Revenues

Revenues of $25,000 reported for the six months ended June 30, 2013 are primarily attributable to fees earned related to the trials and testing of the ADS software.  Revenues of $1,000 reported for the six months ended June 30, 2012 are attributable to the licensing of development and marketing rights to a novel medical applicator.  As previously discussed in the Overview section, that asset was transferred to HLBCDC effective January 23, 2013.  Consequently, there will be no such revenues recognized in the future.

There was no cost of revenues associated with either of these sources of revenue.

Research and Development Expense

Research and development expense for the six months ended June 30, 2013 was $860,000 compared to $91,000 for the comparable period in the prior year.  Such expenses during 2013 were exclusively related to the development of the ADS System and are expected to continue at comparable levels in subsequent quarters.  Such expenses during 2012 were exclusively related to the development of a novel medical applicator and, as previously indicated, that asset was transferred to HLBCDC effective January 23, 2013.

Charge for Acquired Research and Development Expense

As previously indicated, we acquired SRG on January 23, 2013 and its operations consist primarily of research, development, testing, and commercialization of the ADS System. We accounted for the acquisition of SRG under the purchase method of accounting whereby assets acquired and liabilities were recorded at their estimated fair values as of the date of the acquisition. A total of $1,468,000 was allocated to acquired in-process research and development and, in conformity with generally accepted accounting practices to expense such costs as incurred, that amount was immediately charged to expense during the six months ended June 30, 2013.  There was no similar expense for the comparable period in the prior year.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2013 was $315,000 compared to $579,000 for the comparable period in the prior year.  This decrease of $264,000 consisted primarily of a decrease of $180,000 in stock-based compensation expenses associated with activities necessary to establish our operations and implement our business plan.  Specifically, we concluded the practice of compensating professional service providers with shares of our common shares effective December 31, 2012 and replaced it with the use of warrants. This resulted in a decrease in stock-based compensation expense of $226,000 and an increase of $46,000, respectively. The remaining decrease of $84,000 in general and administrative expenses consisted primarily of cost reductions in professional fees for management, legal, financial advisory, and audit services.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2013 was $1,834,000 compared to $116,000 for the comparable period in the prior year. This increase of $1,718,000 consisted of a number of charges related to transactions executed in advance of the acquisition of SRG on January 23, 2013.  In those transactions we divested ourselves of a number of assets which were not complimentary to our stated goal of developing the ADS Software and would hamper our ability to raise funds in that regard. In summary and as shown in the Statement of Operations, the change in the Other Income (Expense) caption consisted of:

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

327,000
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

182,000
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

	$104,000	The value of the warrant in excess of the face amount of the note ($154,000 less $50,000)
	50,000	Partial amortization of the debt discount
	25,000	Partial accrual of the service fee
	2,519	Value of 100,000 shares of Preferred Series C Stock issued to Fandeck in connection with the extension of the due date of a note payable.
	971	Accrued interest at 18% on the face value of the note
$182,490

83,000	Other interest expense
$1,835,000

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

a)             Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2013 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the inability of the Company to file its 10-Q for the three months ended June 30, 2013 in a timely manner. This deficiency is attributable to a lack of qualified financial personnel within the Company and cash flow constrained that limited the Company in obtaining the services of external professionals necessary to fulfill its reporting obligations in a timely manner.

b)            Management Reporting on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

i)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

ii)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of June 30, 2013, our internal control over financial reporting, were not effective at the reasonable assurance level:

i)	We do not have a sufficient number of qualified internal accounting personnel nor an adequate internal reporting structure necessary to meet the reporting requirements of a public company.

ii)
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

iii)
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

d)             Changes in Internal Control over Financial Reporting

Effective January 23, 2013 and as discussed in the previous pages, we acquired SRG, a foreign entity based in Canada through which we will be conducting most of our day-to-day business activities.  Consequently, as described above, the material weaknesses described above combined with the acquisition of SRG have affected our internal control over financial reporting during the three months ended June 30, 2013.

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

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Note with Fandeck described herein, when we failed to repay the amounts due to Fandeck under the Note by the close of business on April 23, 2013, we received a notice of default on April 24, 2013 informing us that Fandeck elected to convert the amount due under the Note as of April 23, 2013 ($75,971) into 7,597,100 shares of our Series C Convertible Preferred Stock. Our management team and Board of Directors has confirmed the number of shares of Series C Convertible Preferred Stock to be issued to Fandeck. However, we do not currently have sufficient authorized Series C Preferred Stock to issue the aggregate number of 7,697,100 shares due to Fandeck.  Based on the Certificate of Designation setting forth the rights and preferences of our Series C Convertible Preferred Stock, our Series C Convertible Preferred Stock is convertible into 80% of our then-outstanding common stock and must be converted upon the completion of a reverse stock split. Currently we have 5,000,000 shares of our Series C Convertible Preferred Stock authorized and outstanding. As a result, we likely will not issue the Series C Convertible Preferred Stock to Fandeck, but issue them the "as converted” numbers of shares of our common stock when we are able.  The issuances will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Fred Voight, one of our officers and directors, is now one of our officers and directors, and Fandeck is either an accredited or sophisticated investor and is familiar with our operations.

ITEM 3   Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4   Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5   Other Information

Fandeck Transaction

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

We failed to repay the amounts due under the Note by the close of business on April 15, 2013. On April 17, 2013, we entered into a revised agreement with Fandeck, under which Fandeck agreed to extend the Maturity Date to April 23, 2013 and accept 100,000 shares of Series C Convertible Preferred Stock as consideration for the extension of the Note to April 23, 2013.

We failed to repay the amounts due under the Note by the close of business on April 23, 2013, and on April 24, 2013 we received a notice of default from Fandeck informing us that Fandeck elected to convert the amount due under the Note as of April 23, 2013 ($75,971) into 7,597,100 shares of our Series C Convertible Preferred Stock. Our management team and Board of Directors confirmed the number of shares of Series C Convertible Preferred Stock to be issued to Fandeck.  However, we do not currently have sufficient authorized Series C Preferred Stock to issue the aggregate number of 7,697,100 shares due to Fandeck.  Based on the Certificate of Designation setting forth the rights and preferences of our Series C Convertible Preferred Stock, our Series C Convertible Preferred Stock is convertible into 80% of our then-outstanding common stock and must be converted upon the completion of a reverse stock split. Currently we have 5,000,000 shares of our Series C Convertible Preferred Stock authorized and outstanding. With the additional 7,697,100 shares of our Series C Convertible Preferred Stock due to be issued to Fandeck, we will have 12,697,100 shares of our Series C Convertible Preferred Stock outstanding, which will be convertible into 80% of our outstanding common stock. Thus, the 7,697,100 shares of Series C Convertible Preferred Stock held by Fandeck will, upon conversion, be equal to 48.5% of our common stock. The Series C Convertible Preferred Stock votes on as “as converted” basis, meaning Fandeck, through its ownership of the 7,697,100 shares of our Series C Convertible Preferred Stock, controls 48.5% of our outstanding voting rights. Fandeck is controlled by Frederick A. Voight, who also owns, controls, or is attributed the ownership interest in 23,952,001 shares of our common stock through RWIP, LLC and Rivercoach Partners, LP. Thus, Fandeck’s acquisition of the 7,697,100 shares of our Series C Convertible Preferred Stock caused the owners that used to own a controlling interest in our company to no longer have a controlling interest, resulting in a change of control of our voting securities.

ITEM 6	Exhibits

CRAIG BUTLER TO UPDATE THE FOLLOWING SECTION

(a)	Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amended Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of InterCore Energy, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4 (13)	Amendment to Articles of Incorporation of Heartland Bridge Capital, Inc. filed November 26, 2012 (effective May 16, 2012)

3.5 (1)	Bylaws of I-Web Media, Inc.

3.5 (5)	Restated Bylaws of InterCore Energy, Inc.

3.7 (14)	Certificate of Designation for Series C Convertible Preferred Stock

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

10.25 (9)	Series A Preferred Stock Purchase Agreement by and between InterCore Energy, Inc. and HepatoChem, Inc. dated September 15, 2011

10.26 (9)	Purchase Agreement by and between InterCore Energy, Inc. and Digisort, LLC dated November 18, 2011

10.27 (10)	Letter of Intent with Legends & Heroes, Inc. dated December 1, 2011

10.28 (11)	Form of Warrant Repricing Agreement

10.29 (11)	Form of Repriced Warrant

10.30 (14)	Amended and Restated Share Exchange Agreement by and between InterCore Energy, Inc., SRG, Inc. and the shareholders of SRG dated January 15, 2013

10.31 (14)	Assignment and Assumption Agreement by and between InterCore Energy, Inc. and HLBC Distribution Company, Inc. dated January 15, 2013

10.32 (14)	Asset Purchase Agreement by and between InterCore Energy, Inc. and Rockland Group, LLC dated January 15, 2013

10.33 (15)	Promissory Note issued to Fandeck Associates, Inc., a Texas corporation, dated March 15, 2013

10.34 (15)	Letter Agreement with Fandeck Associates, Inc. dated April 17, 2013

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

InterCore Energy, Inc.

Dated: November 27, 2013	/s/ Claude Brun
By: Claude Brun
Its: Chief Executive Officer

