Form 10-Q
period 2013-09-30
InterCore Energy, Inc.
filed 2013-12-27
CIK 1494214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 26, 2013, there were 747,045,894 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1   Financial Statements

InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Note 2)

Assets

Current assets:

Cash	$22,370	$53,744
Accounts receivable	32,948	-
Prepaid expenses and other current assets	352,811	12,676

Total current assets	408,129	66,420

Investments	-	910,000

Total assets	$408,129	$976,420

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable	$184,297	$481,022
Accounts payable due to related parties	22,750	108,880
Accrued compensation	22,500	386,500
Accrued expenses	202,328	302,694
Notes payable	2,475,207	8,497
Note payable due to related party	-	714,938
Convertible notes payable	-	1,666,667
Deferred revenue	-	4,328

Total liabilities	2,907,082	3,673,526

Commitments and contingencies	-	-

Stockholders' deficiency:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; zero and 2,000,000 shares of Series A issued and outstanding with a liquidation preference of zero and $100,000 as of September 30, 2013 and December 31, 2012, respectively; zero and 4,500,000 shares of Series B with a liquidation preference of zero and $750,000 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively; 12,697,100 and zero shares of Series C with a liquidation preference of $201,924 and zero issued and outstanding as of September 30, 2013 and December 31, 2012, respectively; and 85,500 and zero shares of Series D with no liquidation preference issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.
	1,279	650

Common stock, $0.0001 par value, 750,000,000 shares authorized, 747,045,894 and 219,208,974 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	74,705	21,921

Additional paid-in capital	10,640,054	5,172,338

Accumulated deficit (including $7,506,361 and $2,183,385 of deficit accumulated during development stage as of September 30, 2013 and December 31, 2012, respectively)	(13,250,881)	(7,892,015)

Accumulated other comprehensive gains	35,890	-

Total stockholders' deficiency	(2,498,953)	(2,697,106)

Total liabilities and stockholders' deficiency	$408,129	$976,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Condensed Consolidated Statements of Operations
and Comprehensive Loss

					For the
					cummulative period
					January 1, 2012
					(date of re-entering the
	Three months ended September 30,		Nine months ended September 30,		development stage) to
	2013	2012	2013	2012	September 30, 2013

Revenues	$42,932	$2,521	$67,620	$3,151	$73,292

Cost of revenues	-	-	-	-	-

Gross profit	42,932	2,521	67,620	3,151	73,292

Operating expenses:

Research and development	751,344	30,000	1,611,020	121,450	1,762,470
Charge for acquired in-process
research and development	-	-	1,467,505	-	1,467,505
General and administrative	91,966	193,846	407,046	772,898	1,340,035
Charge for shares issued in connection with	-
Myself acquisition agreement (Note 6(g))	-	855,000	-	855,000	855,000

Total operating expenses	843,310	1,078,846	3,485,571	1,749,348	5,425,010

Operating loss	(800,378)	(1,076,325)	(3,417,951)	(1,746,197)	(5,351,718)

Other income (expense):

Settlement with Epec	-	-	(187,500)	-	(187,500)
Charge to expense for:
Loss on settlement of related party note payable	-	-	(883,628)	-	(883,628)
Loss on settlement with vendors	-	-	(170,650)	-	(170,650)
Loss on distribution of assets to HLBCDC (related party)	-	-	(327,000)	-	(327,000)
Interest expense - Note payable to Fandeck (related party)	-	-	(182,490)	-	(182,490)
Interest expense - Other	(106,733)	(64,852)	(189,647)	(180,941)	(439,265)

Other income (expense)	(106,733)	(64,852)	(1,940,915)	(180,941)	(2,190,533)

Loss before income taxes	(907,111)	(1,141,177)	(5,358,866)	(1,927,138)	(7,542,251)

Income tax expense	-	-	-	-	-

Net loss	(907,111)	(1,141,177)	(5,358,866)	(1,927,138)	(7,542,251)

Other comprehensive gain - Foreign currency transalation	(46,571)	-	35,890	-	35,890

Comprehensive loss	$(953,682)	$(1,141,177)	$(5,322,976)	$(1,927,138)	$(7,506,361)

Net loss per common share - Basic and diluted	$(0.001)	$(0.006)	$(0.008)	$(0.012)	$(0.019)

Weighted average common shares outstanding -
Basic and diluted	747,045,894	188,195,677	702,576,117	166,903,634	402,716,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Condensed Consolidated Statement of Stockholders' Deficiency
For the Nine Months Ended September 30, 2013
(Unaudited)

													Accumulated
													Other
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Deficiency

Balance, December 31, 2012	2,000,000	$200	4,500,000	$450	-	$-	-	$-	219,208,974	$21,921	$5,172,338	$(7,892,015)	$-	$(2,697,106)

Conversion on January 23, 2013 of Series A Convertible Preferred Stock into common shares - Notes 9(a) and 10(b)	(2,000,000)	(200)	-	-	-	-	-	-	18,000,000	1,800	(1,600)	-	-	-

Conversion on January 23, 2013 of Series B Convertible Preferred Stock into common shares - Notes 9(b) and 10(c)	-	-	(4,500,000)	(450)	-	-	-	-	202,500,000	20,250	(19,800)	-	-	-

Issuance on January 23, 2013 of Series C Convertible Preferred Stock - Notes 4 and 9(c)	-	-	-	-	5,000,000	500	-	-	-	-	125,471	-	-	125,971

Issuance on January 10, 2013 of common stock with a fair value of $0.0055 per share in connection with modification of investment agreement with Epec Biofuels Holdings, Inc. - Notes 7(c) and 10(a)	-	-	-	-	-	-	-	-	25,000,000	2,500	135,000	-	-	137,500

Issuance on January 23, 2013 of common stock at $0.1667 per share in connection with the settlement of a note payable due to New Horizon - Notes 8(a) and 10(d)	-	-	-	-	-	-	-	-	9,056,164	906	1,508,455	-	-	1,509,361

Issuance on January 23, 2013 of common stock at $0.0032 per share with a fair value of $0.0080 in connection with the settlement of a note payable due to the Rockland Group - Notes 8(b)(i) and 10(e)	-	-	-	-	-	-	-	-	182,945,741	18,295	1,445,271	-	-	1,463,566

Issuance on January 23, 2013 of common stock at $0.0160 per share with a fair value of $0.0080 in connection with the settlement of an amount due to a vendor - Note 10(f)	-	-	-	-	-	-	-	-	14,800,000	1,480	228,520	-	-	230,000

Issuance on January 23, 2013 of common stock at $0.0032 per share with a fair value of $0.0080 in connection with the settlement of amounts due to vendors - Note 10(g)	-	-	-	-	-	-	-	-	35,331,230	3,533	279,116	-	-	282,649

Issuance on January 23, 2013 of common stock at $0.0032 per share with a fair value of $0.0080 in connection with the distribution/assumption of certain assets and liabilities to HLBC Distribution Company, Inc. - Notes 5 and 10(h)	-	-	-	-	-	-	-	-	40,203,785	4,020	317,610	-	-	321,630

Issuance of warrants on January 23, 2013 in connection with the distribution/assumption of certain assets and liabilities to HLBC Distribution Company, Inc. - Notes 5 and 11(a)	-	-	-	-	-	-	-	-	-	-	295,000	-	-	295,000

Issuance of warrants on March 15, 2013 in connection with the issuance of a contertible promissory note - Notes 8(g) and 11(c)	-	-	-	-	-	-	-	-	-	-	154,000	-	-	154,000

Issuance on April 17, 2013 of 100,000 shares of Series C Convertible Preferred Stock at $0.025 per share - Notes 8(g) and 9(c)	-	-	-	-	100,000	10	-	-	-	-	2,509	-	-	2,519

  InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Condensed Consolidated Statement of Stockholders' Deficiency
For the Nine Months Ended September 30, 2013
(Unaudited)
													Accumulated
													Other
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Deficiency

Issuance on April 24, 2013 of 7,597,100 shares of Series C Convertible Preferred Stock at $0.01 per share - Notes 8(g) and 9(c)	-	-	-	-	7,597,100	760	-	-	-	-	75,211	-	-	75,971

Issuance on various dates between August 8, 2013 and September 26, 2013 of 85,500 shares of Series D Preferred Stock at $10 per share - Note 9(d)	-	-	-	-	-	-	85,500	9	-	-	812,241	-	-	812,250

Issuance on various date between May 7, 2013 and August 14, 2013 of warrants in connection with the issuance of notes payable - Notes 8(j) and 11(d)	-	-	-	-	-	-	-	-	-	-	50,351	-	-	50,351

Share based compensation - Warrants issued to management - Notes 10(b) and 10(d)	-	-	-	-	-	-	-	-	-	-	60,361	-	-	60,361

Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,358,866)	-	(5,358,866)

Unrealized gain on foreign currency transalation	-	-	-	-	-	-	-	-	-	-	-	-	35,890	35,890

Balance, September 30, 2013	-	$-	-	$-	12,697,100	$1,270	85,500	$9	747,045,894	$74,705	$10,640,054	$(13,250,881)	$35,890	$(2,498,953)

The accompanying notes are an integral part of these condensed consoidated financial statements.

InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the
			cummulative period
			January 1, 2012
			(date of re-entering the
	Nine Months Ended September 30,		development stage) to
	2013	2012	September 30, 2013

Cash flows used in operating activities:

Net loss	$(5,358,866)	$(785,961)	$(7,542,251)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Charge for acquired in-process research and development	1,467,505	-	1,467,505
Stock-based compensation expense:
Common shares issued for services	-	225,705	257,773
Warrants issued for services	60,361	-	136,727
Charge for shares issued in connection with Myself acquisition agreement	-	-	855,000
Charges related to Fandeck note recorded as interest expense:
Value of warrants expensed upon issuance of note	104,000	-	104,000
Amortization of debt discount	50,000	-	50,000
Accrual of service fee	25,000	-	25,000
Charges related to Fandeck note recorded as interest expense:
Value of warrants expensed upon issuance of note	50,351	-	50,351
Amortization of debt discount	2,519	-	2,519
Charges for issuance of common shares in connection with:
Settlement with Epec	137,500	-	137,500
Settlement of note due to Rockland	883,628	-	883,628
Settlement of trade accounts payable	170,649	-	170,649
Loss on distribution of assets and liabilities and issuance of common shares and warrants to HLBCDC	330,684	-	330,684

Changes in operating assets and liabilities:
Increase in accounts receivable	(32,948)	-	(32,948)
(Increase) decrease in prepaid expenses and other current assets	(325,430)	27,268	(305,002)
Increase in accounts payable	81,823	10,094	189,486
Increase (decrease) in accounts payable due to related parties	(86,130)	19,500	22,750
Increase in accrued compensation	22,500	134,500	271,000
Increase in accrued expenses	233,596	113,636	479,577
Increase (decrease) in deferred revenue	(4,328)	9,370	-

Net cash used in operations	(2,187,586)	(245,888)	(2,446,052)

Cash flows provided by (used in) investing activities:

Cash acquired in SRG acquisition	240,731	-	240,731
Investment in HepatoChem	-	(110,000)	(110,000)
Investment in Legends and Heros	-	(75,000)	(75,000)
Investment in Epec	-	(150,000)	(275,000)

Net cash provided by (used in) investing activities	240,731	(335,000)	(219,269)

Cash flows provided by (used in) financing activities:

Proceeds from sale of preferred stock	812,250	-	812,250
Proceeds from sale of common stock	-	-	80,500
Proceeds from exercise of warrants	-	390,660	390,660
Proceeds from issuance of notes payable	1,000,428	-	1,000,428
Proceeds from issuance of notes payable to related party	-	150,000	250,150
Proceeds from issuance of convertible notes payable to related party	50,000	-	50,000
Proceeds from issuance of notes payable - Other	28,174	-	28,174
Repayment of notes payable	(11,263)	(5,969)	(12,785)

Net cash flows provided by financing activities	1,879,589	534,691	2,599,377

Net increase (decrease) in cash	(67,266)	(46,197)	(65,944)

Effect of foreign exchange rate changes on cash	35,892	-	35,892

Cash - Beginning of period	53,744	52,422	52,422

Cash - End of period	$22,370	$6,225	$22,370

InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the
			cummulative period
			January 1, 2012
			(date of re-entering the
	Nine Months Ended September 30,		development stage) to
	2013	2012	September 30, 2013

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$115	$160	$1,740
Income taxes	$-	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of Common and Preferred Stock:
Conversion of note payable into Series C Convertible Preferred Stock	$75,971	$-	$75,971
Settlement of note payable to New Horizon, Inc.	$1,509,361	$-	$1,509,361
Settlement of note payable to the Rockland Group, Inc.	$1,463,566	$-	$1,463,566
Settlement of accounts payable	$513,053	$-	$513,053
Distribution/assumption of assets and liabilities to HLBC Distribution Company, Inc.	$321,630	$-	$321,630
Investment in Epec Biofuels Holdings, Inc.	$-	$-	$100,000

Issuance of warrants - Transfer of assets and liabilities to HLBC Distribution Company, Inc.	$295,000	$-	$295,000

Acquisition of SRG International, Inc.:
Acquisition of assets other than cash	$1,722,941	$-	$1,722,941
Assumption of liabilities	$1,596,970	$-	$1,596,970
Issuance of Series C Convertible Preferred Stock	$125,971	$-	$125,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore Energy, Inc. and Subsidiary
A Development Stage Company
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
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

On January 23, 2013 and as more fully described in Notes 4 and 5, the Company:

a)
Transferred investments to a related party in exchange for the assumption of certain obligations of the Company and then converted the majority of the remaining accounts payable, notes payable, and other commitments into shares of common stock; and

b)
Closed on a transaction with SRG International, Inc. ("SRG") and its shareholders whereby the Company acquired 100% of the outstanding common stock of SRG in exchange for ICOR's issuance of 5,000,000 shares of a newly created Series C Convertible Preferred Stock. Immediately after a reverse split of the Company's common stock, which is contemplated to occur before December 31, 2013, all of the then outstanding shares of Series C Convertible Preferred Stock will automatically convert into 80% of the then outstanding shares of the Company's common stock. Those shares are also entitled to vote on an “as converted” basis on all matters to which the holders of the Company’s Common Stock are entitled or required to vote. The holders of the Series C Convertible Preferred Stock did not perfect their interest in such securities due to non-performance of certain provisions of the acquisition agreement. On October 28, 2013, the Company waived such provisions.

The operations of SRG consist primarily of performing research, development, testing, and commercialization of the ADS™ System, a system designed around proprietary alertness detection technologies and which helps operators (such a drivers of motor vehicles) to modulate their work activity based on real time knowledge of their actual state of alertness.

2)            Basis of Presentation and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $13,250,881 as of September 30, 2013. Cash used in operating activities during the nine months ended September 30, 2013 totaled $2,187,586 and the Company has a working capital deficiency of $2,498,953 as of September 30, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically financed its activities through the private placement of equity securities. Since inception, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs and, effective January 23, 2013, research, development, testing and commercialization of the ADS™ System.

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

Research and Development - The Company expenses research and development costs as incurred. The Company incurred research and development expense of $751,344 and $30,000 during the three months ended September 30, 2013 and 2012, respectively, and $1,611,020 and $121,450 during the nine months ended September 30, 2013 and 2012, respectively. Additionally, the Company recorded a charge for acquired research and development of $1,467,505 during the nine months ended September 30, 2013.

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

Stock-based compensation expense aggregated $14,550 and $67,304 for the three months ended September 30, 2013 and 2012, respectively, and $60,361 and $293,009 for the nine months ended September 30, 2013 and 2012, respectively, and was classified in general and administrative expense.

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three and nine month periods ended September 30, 2013 and 2012:

	2013	2012

Warrants	129,330,390	16,980,390
Series A Convertible Preferred Stock	-	18,000,000
Series B Convertible Preferred Stock	-	135,000,000
Convertible notes	-	16,878,087

Total	129,330,390	186,858,477

Investments - The Company accounts for investments in other entities under the cost method of accounting when the Company does not hold a significant interest in nor has any management control over those entities. The Company has not recorded any impairment for these investments.

Intangible Assets - The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method over periods ranging from five years to ten years based upon their estimated useful lives. The Company reviews them for impairment whenever events or changes in business circumstances indicate that the carrying amount of such assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flow expected to be derived from the use of those assets is less than their carrying values. No impairment loss was recorded during the three and nine months ended September 30, 2013 and 2012.

Fair Value - The Company determines the estimated fair value of amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of September 30, 2013 and, as of that date, the carrying value of all amounts approximates fair value.

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

The following are the major categories of assets were measured at fair value as of September 30, 2013 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

Level 1:
	Quoted Prices	Level 2:		Total	Total
	In Active	Significant	Level 3:	Assets	Impairment
	Markets For	Other	Significant	As Of	For
	Identical	Observable	Unobservable	The Period	The Period
	Assets	Inputs	Inputs	Ended	Ended

December 31, 2012:

Investments	$-	$-	$910,000	$910,000	$-
Intangible asset	$-	$-	$-	$-	$-

September 30, 2013:

Investments	$-	$-	$-	$-	$-
Intangible asset	$-	$-	$-	$-	$-

Based on its assessments, the Company recorded an asset impairment charge of $2,950,000 related to the intangible asset during the year ended December 31, 2011. Aside from the disposition of the investments and the intangible assets described in Notes 5, 6, and 7, there were no changes in fair value, including net transfers in and/or out of the Level 3 type asset/liability category, of all financial asset and liabilities measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2013.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determined that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on its assessments, the Company did not incur any impairment charges during the three and nine months ended September 30, 2013 and 2012.

Financial Instruments - The Company records financial instruments consisting of cash, accounts receivable, and accounts payable at historical cost and notes payable at face value less principal repayments and considers such amounts to approximate fair value due to their short term nature of those instruments.

Contingent Liabilities - The Company records liabilities when it is probable a liability has been incurred and the amount can be reasonably estimated or determined. As of September 30, 2013 and December 31, 2012, there were no accruals for contingent liabilities.

Foreign Currency Translation - The functional currency of the Company's Canadian operations is the Canadian dollar. Assets and liabilities related to that operation are translated at end-of-period exchange rates while the related revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized foreign currency translation gains and losses are recorded in Accumulated Other Comprehensive Gains/Losses on the balance sheet and presented as separate components of activity in the statements of operations. During the three months ended September 30, 2013 and 2012, foreign currency translation losses were $46,571 and zero, respectively. During the nine months ended September 30, 2013 and 2012, foreign currency translation gains were $35,890 and zero, respectively. Foreign currency translation gains during the period from January 1, 2012, the date of re-entering the development stage, to September 30, 2013 were $35,890.

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

4)            Acquisition of SRG International, Inc.

On January 23, 2013, the Company closed on a transaction contemplated by an Amended and Restated Share Exchange Agreement (the “Agreement”) with SRG International, Inc., a Quebec Province corporation, (“SRG”) and the shareholders of SRG pursuant to which the holder of 100% of the outstanding common stock of SRG transferred to the Company all of the common stock of SRG in exchange for the issuance of 5,000,000 shares of the Company's newly created Series C Convertible Preferred Stock for the purpose of acquiring SRG's in-process research and development. Immediately after a reverse split of the Company's common stock, which is contemplated to occur before December 31, 2013, all of the then outstanding shares of Series C Convertible Preferred Stock will automatically convert into 80% of the then outstanding shares of the Company's common stock. Those shares are also entitled to vote on an “as converted” basis on all matters to which the holders of the Company’s Common Stock are entitled or required to vote. The holders of the Series C Convertible Preferred Stock did not perfect their interest in such securities due to non-performance of certain provisions of the acquisition agreement. On October 28, 2013, the Company waived such provisions.

SRG's in-process research and development consisted of the ADS™ System, a system designed around proprietary alertness detection technologies which helps operators (such a drivers of motor vehicles) in modulating their work activity based on real time knowledge of their actual state of alertness.

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

As of the date of the acquisition, SRG had only produced a beta model and has not taken the ADS™ System to market.  Accordingly, the Company recorded a charge of $1,467,505 to the statement of operations for acquired in-process research and development.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and SRG for the nine months ended September 30, 2013 and 2012 as if the acquisition had occurred on January 1, 2012 instead of January 23, 2013. The following pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	Results	Pro	Pro
	As	Forma	Forma
	Reported	Adjustment	Results
For the nine months ended September 30 2013:

Revenues	$67,620	$-	$67,620
Net loss	$(5,358,866)	$1,363,125	$(3,995,741)
Weighted average number of common shares outstanding	702,576,117	0	702,576,117
Loss per common share - Basic and fully diluted	$(0.008)	$-	$(0.010)

The pro forma adjustment consists of the following:

Elimination of charge to expense for acquired in-process research and development	$1,467,505
Research and development expense	(98,281)
Interest expense	(6,099)
$1,363,125

For the nine months ended September 30 2012:

Revenues	$3,151	$-	$3,151
Net loss	$(1,927,138)	$(1,277,659)	$(3,204,797)
Weighted average number of common shares outstanding	166,903,634	0	166,903,634
Loss per common share - Basic and fully diluted	$(0.012)	$-	$(0.019)

The pro forma adjustment consists of the following:

Charge to expense for acquired in-process research and development	$(1,181,640)
Interest expense	(96,019)
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

In connection with the distribution of assets and the assumption of liabilities described above, the Company recorded a charge to expense for the loss associated with that distribution in the amount of $330,684 during the nine months ended September 30, 2013.

6)            Intangible Assets

Intangible assets as of September 30, 2013 and December 31, 2012 consisted of the following:

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

Investments as of September 30, 2013 and December 31, 2012 consisted of the following:

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

The Company accounted for the $50,000 payment as a cost of modifying the Epec investment agreement and, therefore, recorded a charge to expense in that amount during the nine months ended September 30, 2013.

On January 16, 2013 and as described in Note 10(a), Epec converted the remaining payment obligation of $50,000 into 25,000,000 shares of the Company's common stock. The Company considered the fair value of those shares to be $137,500, or $0.055 per share, based upon the closing market price that day and accounted for that issuance as a cost of modifying the Epec investment agreement and recorded a charge to expense in that amount during the nine months ended September 30, 2013.

On January 23, 2013, this asset was distributed in connection with a transaction more fully described in Note 5.

8)          Notes Payable

Notes payable as of September 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012

Convertible note payable - New Horizon	$-	$1,666,667

Note payable due to related party - Rockland	-	714,938

Note payable - Huppe	1,163,724	-

Note payable - Despres #1	77,582	-

Note payable - Despres #2	126,070	-

Note payable - Doucet	96,977	-

Convertible note payable with face value of $75,000 due to related party - Fandeck	-	-

Note payable - Seliztrine #1	145,466	-

Note payable - Seliztrine #2	218,198	-

Series of Notes Payable due May 1, 2014, net of unamortized discount of $33,852	630,148	-

Other	17,042	8,497

Total	$2,475,207	$2,390,102

The notes payable as listed above and described in the following paragraphs were classified as current liabilities as of September 30, 2013 and December 31, 2012.

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

ii)          $579,938 in connection with the issuance of 182,945,741 shares of the Company's common stock at the rate of $0.0032 per share. The Company determined the fair value of those shares to be $1,463,566, or $0.0080 per share based upon the closing market price that day and accounted for this issuance as a settlement of notes payable of $579,938 and a charge to expense of $883,628 during the nine months ended September 30, 2013 as also described in Note 10(e).

c)           Note payable - Huppe

On September 14, 2012, SRG, a wholly owned subsidiary of the Company, issued a note payable to Mr. Huppe, an individual, in the amount of $1,200,000 Canadian dollars ($1,140,000 in US dollars as of September 30, 2013) in connection with SRG's acquisition of all rights and interests in the ADS™ System. This note accrues interest at the rate of 8% per annum and matured on March 15, 2013.

As of September 30, 2013, the Company is not in compliance with the terms of this note due to non-payment of principle and interest. However, the note holder has not issued the Company a formal notice of default.

d)            Note payable - Despres #1

On February 15, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Le Groupe Despres, Inc. in the amount of $80,000 Canadian dollars ($76,000 in US dollars as of September 30, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

On October 17, 2013 and as also described in Note 15(b)(ii), this note and accrued interest was paid in full.

e)           Note payable - Despres #2

On March 15, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Le Groupe Despres, Inc. in the amount of $130,000 Canadian dollars ($123,500 in US dollars as of September 30, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

On October 17, 2013 and as also described in Note 15(b)(ii), this note and accrued interest was paid in full.

f)            Note payable - Doucet

On March 15, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Yves Doucet, an individual, in the amount of $100,000 Canadian dollars ($95,000 in US dollars as of September 30, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

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

The interest expense associated with this note for the nine months ended September 30, 2013 consisted of the following:

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

h)            Note payable - Seliztrine #1

On April 3, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Gestion Seliztrine, an individual, in the amount of $150,000 Canadian dollars ($142,500 in US dollars as of September 30, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

On October 17, 2013 and as also described in Note 15(b)(ii), this note and accrued interest was paid in full.

i)            Note payable - Seliztrine #2

On May 1, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Gestion Seliztrine, an individual, in the amount of $225,000 Canadian dollars ($213,750 in US dollars as of September 30, 2013). This note accrues interest at the rate of 25% per annum compounded daily basis and is payable on demand.

On October 17, 2013 and as also described in Note 15(b)(ii), this note and accrued interest was paid in full.

j)            Series of Notes Payable due May 1, 2014

On various date between May 7, 2013 and August 14, 2013, the Company issued a series of notes payable in the aggregate amount of $664,000 plus warrants for the purchase of 16,600,000 shares of the Company's common stock at $0.02 per share. These notes mature on May 1, 2014 and accrue interest at the rate of 12% per annum for the first six months they are outstanding and then 18% per annum thereafter. The warrants were valued at $54,925.

The interest expense associated with this note for the three months ended September 30, 2013 consisted of the following:

Accrued interest of the face amount of the note	$18,661
Amortization of debt discount	13,093
$31,754

The interest expense associated with this note for the nine months ended September 30, 2013 consisted of the following:

Accrued interest of the face amount of the note	$24,304
Amortization of debt discount	16,400
$40,704

9)	Preferred Stock

a)	Series A Convertible Preferred Stock

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

d)           Series D Preferred Stock

Series D Preferred Stock has the following rights and preferences: (i) For each $200,000 invested in 20,000 shares of Series D Preferred Stock at $10 per share, the holder of such shares is entitled to royalty payments equal to: a) one percent of the Company's gross revenue until $1,000,000 has been paid to such holder; and b) one half of one percent of the Company's gross revenue until an additional $1,000,000 has been paid to such holder.  Such payments are due on a quarterly basis and once payments totaling $2,000,000 have been made to such holder, those shares will cease earning royalty payments and be returned to the Company for no additional consideration; (ii) no dividend rights; (iii) no liquidation rights other than what is owed in connection with the terms described in "(i)" above; (iv) no conversion rights; (v) no redemption rights; (v) no call rights by the Company; and (vi) no voting rights.

On various dates from August 8, 2013 to September 26, 2013, the Company raised $855,000 through the sale of 85,500 shares of Series D Preferred Stock and received net proceeds of $812,250.

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

a)
On January 16, 2013 and as more fully described in Note 7(c), the Company issued 25,000,000 shares of common stock in connection with the modification of an investment agreement with Epec. The Company considered the fair value of those shares to be $137,500, or $0.0055 per share, based upon the closing market price of the Company's stock on that day, and accounted for that issuance as a cost of modifying the Epec investment agreement and, therefore, recorded an expense in that amount during the nine months ended September 30, 2013.

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

e)
On January 23, 2013 and as more fully described in Note 8(b)(i), the Company issued 182,945,741 shares of common stock at $0.0032 per share in connection with the conversion of principal and accrued interest totaling $579,938 due to the Rockland Group. The Company accounted for this transaction as an increase of $1,463,566 to stockholders equity, a settlement of notes payable and accrued expenses of $579,938, and a charge to expense of $883,628 during the nine months ended September 30, 2013.

f)
On January 23, 2013, the Company issued 14,800,000 shares of common stock at $0.016 per share in connection to a vendor in satisfaction of a payable in the amount of $230,000. The Company accounted for this transaction as a settlement of accounts payable with a corresponding increase in the same amount to stockholders' equity.

g)
On January 23, 2013 the Company issued 35,331,230 shares of common stock at $0.0032 per share to two vendors in satisfaction of payables in the amount of $112,000. The Company considered the fair value of those shares to be $282,649, or $0.0080 per share, based upon the closing market price of the Company's stock on that day. The Company accounted for this transaction as a settlement of accounts payable of $112,000, an increase to equity of $282,649, and a charge to expense of $170,650 during the nine months ended September 30, 2013.

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

Assumptions made in calculating the fair value of warrants during the nine months ended September 30, 2013 were as follows:

Risk free interest rate	0.8 to 2.7%
Dividend yield	Zero
Volatility	100%
Expected term	3.0 to 9.3 years

There was no valuation of warrants required during the nine months ended as of September 30, 2012.

Activity during the nine months ended September 30, 2013 was as follows:

a)
On January 23, 2013 and in connection with the transaction described in Note 5, the Company issued a warrant for the purchase of 50,000,000 shares of the Company's common stock at the exercise price of $0.0055 per share through January 23, 2018. The fair market value of such shares on that date was $0.0080. The warrant was valued at $295,000 and that amount was included in the computation of the loss of $330,684 in connection with that transaction recorded by the Company during the nine months ended September 30, 2013.

b)
Effective February 1, 2013, the Company entered into a service agreement with Frederick Larcombe to fulfill the role of its Chief Financial Officer for a period of three months. This agreement, as amended, consisted of compensation of $22,500 in cash and a warrant for the purchase of 2,250,000 shares of the Company's common stock at $0.01 per share for a period of five years. This warrant vested immediately upon issuance, contained provisions for a cashless exercise, was valued at $9,000, and was recorded as stock-based compensation expense during the nine months ended September 30, 2013.

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

d)
On various date between May 7, 2013 and August 14, 2013 and in connection with the issuance of notes payable as described in Note 8(j), the Company issued a series of warrants for the purchase of 16,600,000 shares of the Company's common stock at $0.02 per share through May 1, 2017. These warrants were valued at $54,925 and that amount was included in accounting for the notes payable referred to above.

e)
The Company recorded stock-based compensation expense of $14,550 and zero during the three months ended September 30, 2013 and 2012, respectively, and expense of $60,361 and zero and during the nine months ended September 30, 2013 and 2012, respectively, related to warrants issued to management in July 2012.

A summary of the changes in warrants outstanding during the nine months ended September 30, 2013 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at December 31, 2012	40,480,390	$0.197	5.6	-
Granted	88,850,000	$0.009
Exercised	-
Forfeited	-
Outstanding at September 30, 2013	129,330,390	$0.068	4.2	$658,500

Warrants exercisable at September 30, 2013	121,497,057	$0.058	3.9	$658,500

12)          Licensing/Sale Agreement

On June 7, 2012, the Company entered into an agreement with Biopack Environmental, Inc. ("Biopack") granting it in exchange for the payment of a licensing fee of $10,000 the exclusive right to develop and market for a one year period beginning with the date of the agreement a novel medical applicator owned by the Company that is capable of delivering medicants and internal devices into the human body in an atraumatic fashion.

Terms of this agreement permit Biopack to acquire ownership of this product during the one year period beginning with the date of this agreement by assuming certain liabilities incurred by the Company related to the development of this product. Additionally, under certain terms and conditions during that period, the Company has the right to require Biopack to acquire ownership of this product.

The licensing fee is being amortized to income ratably over the term of the agreement. During the nine months ended September 30, 2013, the Company recognized revenue of $644 in connection with this agreement.

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

c)	Accounts payable due to related parties as of September 30, 2013 and December 31, 2012 consisted of the following:

i)	$22,750 as of September 30, 2013 due FAV Associates, an investment group managed by the Company's Vice President of Investments for services rendered; and

ii)
$108,880 as of December 31, 2012 due primarily to the Rockland Group, LLC, our majority shareholder through January 23, 2013 and an entity controlled by one of our Directors in connection with a series of short-term, interest free advances made to the Company on various dates from November 1, 2012 through December 28, 2012. There were no comparable amounts outstanding as of September 30, 2013.

15)	Subsequent Events

a)	Series D Preferred Stock

On various dates from October 9, 2013 to December 20, 2013, the Company raised $720,000 through the sale of 72,000 shares of Series D Preferred Stock and received net proceeds of $684,000.

The rights and preferences related to Series D Preferred Stock are described in Note 9(d).

b)	Notes Payable Due April 1, 2014

On October 8, 2013, the Company issued notes payable totaling $1,000,000. These notes accrue interest at rates of 12% per annum compounded daily and mature on April 1, 2014. At any time prior to April 1, 2014, these notes automatically convert into that number of shares of the Company's common stock representing 6.7% of the final number of outstanding shares of common stock on that date on a fully diluted basis provided that the Company is able to make such shares available. If conversion has not occurred by April 1, 2014, the holders may, at any time thereafter, demand payment in full or accept a lesser number of shares in full satisfaction of these notes. Approximately $786,000 of the $1,000,000 in proceeds from these notes were utilized on October 17, 2013 to pay the principal and interest due in connection with the notes with principal amounts totaling $685,000 Canadian dollars issued by SRG on various dates from February 15, 2013 to May 1, 2013 as described in Notes 8(d), (e), (f), (h), and (i).

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

Corporate History Subsequent to December 31, 2012

a)             Acquisition of SRG International, Inc.

On January 23, 2013, we consummated a transaction with SRG International, Inc., a Quebec Province corporation (“SRG”), and the shareholders of SRG who are the owners of 100% of the outstanding common stock of SRG, pursuant to which the holders of 100% of the outstanding common stock of SRG transferred to us all of the common stock of SRG in exchange for the issuance of 5,000,000 shares of our Series C Convertible Preferred Stock for the purpose of acquiring SRG's in-process research and development. Immediately after a reverse split of the Company's common stock, which is contemplated to occur before December 31, 2013, all of the then outstanding shares of Series C Convertible Preferred Stock will automatically convert into 80% of the then outstanding shares of the Company's common stock. The holders of the 5,000,000 shares of our Series C Convertible Preferred Stock did not perfect their interest in such securities due to the non-performance of certain provisions of the Agreement. On October 28, 2013 the Company waived such provisions. As a result of this transaction and a transaction with HLBC Distribution Company, Inc. (whereby we sold assets and operations in exchange for relief from certain debt obligations, as described below), SRG became our wholly-owned subsidiary.

SRG's operations consist primarily of research, development, and testing and commercialization of the ADS™ System. The ADS™ System utilizes capabilities designed around proprietary alertness detection technologies, which helps operators in modulating their work activity based on real time knowledge of their actual state of alertness. The methodology employs a unique approach for assessing sleepiness and low alertness levels via the observed behavior of operators in real work conditions.

The risk factors associated with the ADS™ System are consistent with those risk factors related to the overall operation of this Company as previously described in Item #1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Liquidity and Capital Resources

We had cash of $22,000 at September 30, 2013 compared to $54,000 at December 31, 2012.  This net decrease of $32,000 consisted of:

$1,880,000	Cash received through financing activities
241,000	Cash received through investment/acquisition activities
(2,153,000)	Cash used in operating activities net of the effect of foreign exchange rate changes
$32,000	Net decrease

We have incurred significant losses and negative cash flows from operations since our inception in April 2010.  We have an accumulated deficit of $13,251,000 and a working capital deficiency of $2,499,000 as of September 30, 2013.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities.  Through December 31, 2012, we have dedicated our financial resources to investments as well as general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs.  Subsequent to that date, we have dedicated our financial resources to the researching, developing, and testing of the ADS™ System as well as general and administrative expenses.

We plan to fund our development and eventually commercialization activities beyond September 30, 2013 primarily through the sale of debt and/or equity securities.  Subsequent to September 30, 2013 and through the date of this report, we have raised $1,495,000 through the sale of debt and equity securities.

However, we cannot be certain that such funding will continue to be available on acceptable terms or available at all. To the extent that we secure additional debt or raise funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of the ADS™ System; b) Seek collaborators at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; c) Relinquish or otherwise dispose of rights to technologies, product candidates, products, or services that we would otherwise seek to develop or commercialize ourselves; or d) Otherwise curtail or cease operational activities.

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

Our accounting policies are described in Note 3 to the condensed consolidated financial statements for the nine months ended September 30, 2013 contained elsewhere in this report and in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenues and Cost of Revenues

Revenues of $43,000 reported for the three months ended September 30, 2013 are attributable to fees earned related to the trials and testing of the ADS™ System.  Revenues of $3,000 reported for the nine months ended September 30, 2012 are attributable to the licensing of development and marketing rights to a novel medical applicator.  As previously discussed in the Overview section, that asset was transferred to HLBCDC effective January 23, 2013.  Consequently, there will be no such revenues recognized in the future.

There was no cost of revenues associated with either of these sources of revenue.

Research and Development Expense

Research and development expense for the three months ended September 30, 2013 was $751,000 compared to $30,000 for the comparable period in the prior year.  Such expenses during 2013 were exclusively related to the development of the ADS™ System and are expected to continue at comparable levels in subsequent quarters.  Such expenses during 2012 were exclusively related to the development of a novel medical applicator and, as previously indicated, that asset was transferred to HLBCDC effective January 23, 2013.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2013 was $92,000 compared to $194,000 for the comparable period in the prior year.  This decrease of $102,000 consisted primarily of a decrease of $161,000 in stock-based compensation expenses associated with activities necessary to establish our operations and implement our business plan.  Specifically, we concluded the practice of compensating professional service providers with shares of our common shares effective December 31, 2012 and replaced it with the use of warrants. This resulted in a decrease in stock-based compensation expense of $129,000 and a decrease of $20,000, respectively.  The remaining increase of $59,000 in general and administrative expenses consisted primarily of cost reductions in professional fees for management, legal, financial advisory, and audit services.

Other Expense

Other expense for the three months ended September 30, 2013 was $107,000 compared to $65,000 for the comparable period in the prior year.  Other income (expense) consisted entirely of interest expense and the increase of $42,000 was attributable to the increase in notes payable outstanding during those respective periods.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenues and Cost of Revenues

Revenues of $68,000 reported for the nine months ended September 30, 2013 are primarily attributable to fees earned related to the trials and testing of the ADS™ System.  Revenues of $3,000 reported for the nine months ended September 30, 2012 are attributable to the licensing of development and marketing rights to a novel medical applicator.  As previously discussed in the Overview section, that asset was transferred to HLBCDC effective January 23, 2013.  Consequently, there will be no such revenues recognized in the future.

There was no cost of revenues associated with either of these sources of revenue.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2013 was $1,611,000 compared to $121,000 for the comparable period in the prior year.  Such expenses during 2013 were exclusively related to the development of the ADS™ System and are expected to continue at comparable levels in subsequent quarters.  Such expenses during 2012 were exclusively related to the development of a novel medical applicator and, as previously indicated, that asset was transferred to HLBCDC effective January 23, 2013.

Charge for Acquired Research and Development Expense

As previously indicated, we acquired SRG on January 23, 2013 and its operations consist primarily of research, development, testing, and commercialization of the ADS™ System. We accounted for the acquisition of SRG under the purchase method of accounting whereby assets acquired and liabilities were recorded at their estimated fair values as of the date of the acquisition. A total of $1,468,000 was allocated to acquired in-process research and development and, in conformity with generally accepted accounting practices to expense such costs as incurred, that amount was immediately charged to expense during the nine months ended September 30, 2013.  There was no similar expense for the comparable period in the prior year.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2013 was $407,000 compared to $773,000 for the comparable period in the prior year.  This decrease of $366,000 consisted primarily of a decrease of $225,000 in stock-based compensation expenses associated with activities necessary to establish our operations and implement our business plan.  Specifically, we concluded the practice of compensating professional service providers with shares of our common shares effective December 31, 2012 and replaced it with the use of warrants. This resulted in a decrease in stock-based compensation expense of $259,000 and an increase of $34,000, respectively. The remaining decrease of $141,000 in general and administrative expenses consisted primarily of cost reductions in professional fees for management, legal, financial advisory, and audit services.

Other Expense

Other expense for the nine months ended September 30, 2013 was $1,941,000 compared to $181,000 for the comparable period in the prior year. This increase of $1,760,000 consisted of a number of charges related to transactions executed in advance of the acquisition of SRG on January 23, 2013.  In those transactions we divested ourselves of a number of assets which were not complimentary to our stated goal of developing the ADS™ System and would hamper our ability to raise funds in that regard. In summary and as shown in the Statement of Operations, the change in the Other Income (Expense) caption consisted of:

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

326,000
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

	$104,000	The value of the warrant in excess of the face amount of the note ($154,000 less $50,000)
	50,000	Partial amortization of the debt discount
	25,000	Partial accrual of the service fee
	2,519	Value of 100,000 shares of Preferred Series C Stock issued to Fandeck in connection with the extension of the due date of a note payable.
	971	Accrued interest at 18% on the face value of the note
$182,490

190,000	Other interest expense

$1,941,000

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

a)             Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2013 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the inability of the Company to file its 10-Q for the three months ended September 30, 2013 in a timely manner. This deficiency is attributable to a lack of qualified financial personnel within the Company and cash flow constrained that limited the Company in obtaining the services of external professionals necessary to fulfill its reporting obligations in a timely manner.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of September 30, 2013, our internal control over financial reporting, were not effective at the reasonable assurance level:

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

The Company plans to hire qualified personnel, improve the internal reporting structure, improve segregation of duties, and document internal controls in early 2014 as financial resources permit.

d)             Changes in Internal Control over Financial Reporting

Effective January 23, 2013 and as discussed in the previous pages, we acquired SRG, a foreign entity based in Canada through which we will be conducting most of our day-to-day business activities.  Consequently, as described above, the material weaknesses described above combined with the acquisition of SRG have affected our internal control over financial reporting during the three months ended September 30, 2013.

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

ITEM 2      Unregistered Sales of Equity Securities and Use of Proceeds

1)        Common Stock

None

2)        Series C Preferred Stock

None

3)        Series D Preferred Stock

On various dates from August 8, 2013 to September 26, 2013, we issued 85,500 shares of our newly-created Series D Preferred Stock to six investors in exchange for $855,000, with us receiving net proceeds of $812,250. The issuances are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investors are either an accredited or sophisticated investors and are familiar with our operations.

Series D Preferred Stock has the following rights and preferences: (i) For each $200,000 invested in 20,000 shares of Series D Preferred Stock at $10 per share, the holders of such shares are entitled to royalty payments equal to: a) one percent of our gross revenue until $1,000,000 has been paid to such holders; and b) one half of one percent of our gross revenue until an additional $1,000,000 has been paid to such holders. Such payments are due on a quarterly basis and once payments totaling $2,000,000 have been made to such holders, those shares will cease earning royalty payments and be returned to us for no additional consideration; (ii) no dividend rights; (iii) no liquidation rights other than what is owed in connection with the terms described in "(i)" above; (iv) no conversion rights; (v) no redemption rights; (v) no call rights by us; and (vi) no voting rights.

4)       Warrants to Purchase Common Stock

On various dates from July 1, 2013 through August 14, 2013, we issued a series of non-convertible promissory notes payable totaling $182,000. These notes accrue interest at rates between 12% and 18% per annum and mature on May 1, 2014. The maturity date may be extended by us to November 1, 2014 without penalty. In connection with the issuance of these notes, we issued warrants for the purchase of 4,550,000 shares of our common stock at $0.02 per share through May 1, 2017. The issuance of the warrants are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investors are either an accredited or sophisticated investors and are familiar with our operations.

ITEM 3   Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4   Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5   Other Information

Corporate Changes

On August 8, 2013, our Board of Directors, and the holders of a majority of our voting securities, approved a Certificate of Amendment to our Certificate of Incorporation to effectuate (i) a change in our name from InterCore Energy, Inc., to InterCore, Inc., (ii) a decrease in the number of shares of our authorized common stock from Seven Hundred Fifty Million (750,000,000) shares, par value $0.0001, to Two Hundred Seventy Five Million (275,000,000) shares, par value $0.0001, and (iii) a 1-for-100 reverse stock split of our outstanding common stock (the “Corporate Changes”). The Corporate Changes are expected to go effective during the fourth quarter of 2013.

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

InterCore Energy, Inc.

Dated: December 27, 2013	/s/ Claude Brun
By: Claude Brun
Its: Chief Executive Officer

