Form 10-K
period 2013-12-31
InterCore, Inc.
filed 2014-11-13
CIK 1494214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-54012

InterCore, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2506234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1615 South Congress Avenue - Suite 103
Delray Beach, FL	33445
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 900-3709

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $85,134,000 based upon the closing stock price of $6.25 on November 10, 2014. The voting stock held by non-affiliates on that date consisted of 13,621,450 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 10, 2014, there were 40,649,465 shares of common stock, par value $0.0001, issued and outstanding.

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

InterCore, Inc.

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

ITEM 1 – BUSINESS

Corporate History

We were incorporated in Delaware as I-Web Media, Inc., on April 29, 2010. The corporation was formed under the Plan of Reorganization in the Chapter 11 bankruptcy proceedings of AP Corporate Services, Inc. This Plan of Reorganization was approved by the U.S. Bankruptcy Court. At the time of our incorporation we were a website design service company, but we never had any material operations as a website design company.

Share and per share amounts in the following paragraphs reflect the effect of a nine for one forward split of our common shares which was effective on May 16, 2012 and a one for one hundred reverse stock split of our common shares which was effective on December 31, 2013.

On October 28, 2010, the holder of the majority of our common stock, as well as one of our officers and directors, Mr. Kenneth S. Barton, entered into an Agreement to Purchase Common Stock with Rockland Group, LLC, (“Rockland”), under which Rockland agreed to purchase an aggregate of 900,000 shares of our common stock from Mr. Barton for $250,000. These shares represented approximately 90% of our outstanding common stock at that time. The transaction closed November 3, 2010. As a result of the Agreement to Purchase Common Stock between Mr. Barton and Rockland, all of our officers and one of our directors resigned immediately, and we appointed one new director and retained new executive officers. In addition, we changed our business focus from a website design service company to one focusing on investments and acquisition opportunities primarily in products and companies involved in the emerging and important market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management.

Effective December 29, 2010, we amended our Articles of Incorporation to i) change our name to Heartland Bridge Capital, Inc., to better reflect our intended business operations, and ii) increase our authorized common stock to 250,000,000 shares, par value $0.0001 per share. On the same date we approved amended and restated Bylaws and changed our fiscal year end from March 31st to December 31st. Detailed information regarding these corporate actions can be found in our Definitive Information Statement on Schedule 14-C, filed with the Commission on December 7, 2010.

As further described in the following paragraphs, during 2010 we purchased two assets that gave us material operations: i) a portion of the proceeds from sales of the Myself® pelvic muscle trainer; and ii) a patent application for a novel medical applicator capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage). During 2011 we made the first of several investments in companies with operations in our niche markets, namely HepatoChem, Inc. ("HepatoChem") and Legends and Heroes, Inc.("Legends") and acquired the operations of the iSafe Imaging group of companies ("iSafe"). During 2012 we made the first of a series of investments in Epec Biofuels Holdings, Inc. ("Epec") During 2013, we acquired SRG International, Inc. ("SRG") with operations primarily consisting of researching, developing, and testing the Driver Alertness Detection System ("DADS™ "). The DADS™ is designed around proprietary alertness detection technologies, and helps individuals modulate their work activity based on real time assessment of their actual state of alertness. Simultaneously with consummating the transaction with SRG, we closed on a transaction with HLBC Distribution Company, Inc. ("HLBCDC") wherein the majority of the assets we owned prior to the acquisition of SRG were transferred to HLBCDC in exchange for HLBCDC assuming the majority of our liabilities and receiving common shares and a warrant for the purchase of common shares.

Acquisition of Myself® Cash Flow Asset

On December 8, 2010, we entered into an Asset Purchase Agreement with New Horizon, Inc., (the “New Horizon Agreement” and "New Horizon", respectively)). On December 9, 2010, , we acquired certain assets from New Horizon, including the right to receive any proceeds New Horizon was entitled to receive from the sale of the Myself® pelvic muscle trainer. The calculation of the amounts we were entitled to receive from the sales of the Myself® pelvic muscle trainer are listed on Exhibit A to the New Horizon Agreement, which is incorporated herein as Exhibit 10.8.

Under the New Horizon Agreement, we issued to New Horizon the following: (i) a convertible promissory note in the principal amount of Two Million Dollars ($2,000,000), convertible into our common stock at the conversion price of Sixteen Dollars Sixty Seven Cents ($16.67) per share, with the option by us to pay the note with our common stock in lieu of cash at the rate of eleven and eleven hundredths (11.11) shares of our common stock per One Dollar ($1) being paid (see Exhibit 10.2, attached hereto); (ii) Three Hundred Sixty Thousand (360,000) shares of our common stock, restricted in accordance with Rule 144; and (iii) Three Million (3,000,000) shares of a new series of preferred stock (the “Series B Convertible Preferred Stock”) to be created by us, restricted in accordance with Rule 144, with the following rights and preferences: (a) dividend rights equal to the dividend rights of our common stock (as adjusted for the stock splits described above); (b) liquidation preference over our common stock and equal to that of our Series A Convertible Preferred Stock; (c) each share of Series B Convertible Preferred Stock will be convertible into forty-five hundredths (0.45) of a share of our common stock; (d) no redemption rights; (e) no call rights by us; and (f) each share of Series B Convertible Preferred Stock will have nine hundredths (0.09) of a vote on all matters validly brought to our common stockholders, with the other rights and preferences to be determined by the our Board of Directors. On August 31, 2012 and under the terms of the New Horizon Agreement, we issued an additional 1,500,000 and 180,000 shares of Series B Convertible Preferred and Common Stock, respectively, as the average closing price of our Common Stock did not meet a specified price threshold during July 2012.

Acquisition of Medical Applicator Asset

On December 10, 2010, we entered into an Asset Purchase Agreement with RWIP, LLC (the “RWIP Agreement” and "RWIP", respectively). On December 13, 2010, we acquired certain assets from RWIP, including a patent for a novel medical applicator. The description of the assets is listed on Exhibit A to the RWIP Agreement, which is incorporated herein as Exhibit 10.11.

Under the RWIP Agreement, we issued the following: (i) a convertible promissory note in the principal amount of One Hundred Twenty Five Thousand Dollars ($125,000), convertible into our common stock at the conversion ratio of Thirteen and One Half Cents ($0.135) per share, and payable at the option of the Company in common stock in lieu of cash (ii) a warrant to purchase One Million Three Hundred Fifty Thousand (1,350,000) shares of our common stock, restricted in accordance with Rule 144, with an exercise price of Twenty Two Dollars ($22.22) per share, and (iii) royalties equal to twenty percent (20%) of the net income (revenue minus expenses) received by us in connection with the assets purchased from RWIP.

HepatoChem Investment

On September 15, 2011, we entered into a Series A Convertible Preferred Stock Purchase Agreement with HepatoChem under which we agreed to purchase up to 40,000 shares of HepatoChem’s Series A Convertible Preferred Stock for up to $400,000. Pursuant to this agreement, on October 13, 2011 we purchased 10,000 shares of HepatoChem Series A Convertible Preferred Stock for $100,000. The original funding schedule contemplated in the agreement was modified and subsequently on February 17, 2012 and March 20, 2012, we purchased an additional 3,500 and 7,500 shares of HepatoChem Series A Convertible Preferred Stock for $35,000 and $75,000, respectively. We also had the right to purchase an additional 19,000 shares of HepatoChem Series A Convertible Preferred Stock for $190,000. HepatoChem’s Series A Convertible Preferred Stock had liquidation preference over HepatoChem’s common stock, was convertible into HepatoChem’s common stock, had voting rights, and had certain protective voting provisions to help maintain its preferential position.

HepatoChem (www.hepatochem.com) was a privately held company that offers pharmaceutical and biotech companies a reliable and efficient means of accessing small molecule metabolites in quantities needed in the drug development process.

Legends & Heroes Investment

On December 1, 2011 and as subsequently modified on March 7, 2012, we entered into a Letter of Intent with Legends under which we would purchase 25%, on a fully diluted basis, of the outstanding common stock of Legends for a total purchase price of $1,250,000 plus shares of our common stock and/or warrants in an amount to be determined. The purchase price was to be paid in tranches: i) $250,000 in cash in exchange for 2.5% of Legends’s common stock; ii) $200,000 in cash in equal weekly installments beginning on March 12, 2012 ending on April 30, 2012 in exchange for 2.0% of Legends’s common stock; iii) $800,000 in cash upon executing definitive transaction documents and closing the transaction in exchange for 8% of Legends’s common stock; and iii) a combination of our common stock and warrants in amounts to be determined, restricted in accordance with Rule 144, upon executing definitive transaction documents and closing the transaction in exchange for 12.5% of Legends’s common stock. The first tranche, $250,000 for 2.5% of Legends’s common stock was binding on both parties and the $250,000 was paid to Legends on December 7, 2011. The second tranche, $200,000 for 2.0% of Legends' common stock was binding on both parties and, as required, payments aggregating $75,000 were paid through March 26, 2012. The third and the fourth tranches for the remaining 20.5% of Legends’s common stock was non-binding and dependent upon the parties executing definitive transaction documents, which the parties agreed to exert reasonable efforts to conclude during the second quarter of 2012. Additionally, if the parties consummated the entire transaction and we acquired 25% of Legends’s common stock we would have had the right to appoint a majority of the directors to serve on Legends’s Board of Directors for at least the next three years after the close of the transaction.

Legends were the maker of Skineez Skincarewear™ which were comfortable and highly effective garments that constantly delivered healthy and natural cosmetic ingredients to the skin while individuals wore them.

iSafe Transaction

On March 21, 2011, we entered into a Reorganization and Stock Purchase Agreement (the “Agreement”) with iSafe Imaging Canada Ltd., a Canadian corporation, iSafe Imaging, LP and eMediSafe, LP (together the “iSafe Entities”), and the individuals and entities which were owners of the iSafe Entities (the “iSafe Holders”). On March 22, 2011, acquired all of the outstanding securities and ownership interests of the iSafe Entities. The iSafe Entities provided digital file conversion services that converted legacy information of various formats into valuable, usable information. Services included document imaging, tape copying and transcription, data replication, and disaster recovery. Additional services provided by the iSafe Entities included physical storage and management of hard copy records and paper materials, document retention planning, and document disposal. These services enabled the iSafe Entities to create unique and comprehensive data and information management solutions that delivered maximum value to their business and user communities.

In exchange for the securities and ownership interests of the iSafe Entities, we issued the iSafe Holders forty-five thousand (45,000) shares of our common stock, restricted in accordance with Rule 144, and warrants to purchase four thousand five hundred (4,500) shares of our common stock at an exercise price of Thirty-Three Dollars Eighty Nine Cents ($33.89) per share.

On August 11, 2011, we filed an amended Current Report on Form 8-K/A with the audited financial statements of the iSafe Entities for the year ended December 31, 2012. According to those audited financial statements, the iSafe Entities had combined revenues of approximately $1.3 million in 2010, an increase of approximately 50% over the 2009 revenues of approximately $0.9 million. Major customers of the iSafe Entities’ included companies in the energy, telecommunications, engineering, and medical sectors.

On November 22, 2011, we sold the iSafe Entities to a company controlled by our majority shareholder for a cash payment of $250,000 plus 11,700 shares of our common stock (restricted under Rule 144) and warrants for the purchase of 4,500 shares of our common stock with an exercise price of $33.89. We realized a gain of approximately $163,000 in connection with that transaction.

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

Epec Transaction

On May 21, 2012, we entered into a Common Stock Purchase Agreement with Epec under which we agreed to purchase Twenty Million (20,000,000) shares of Epec’s common stock, par value $0.0001 per share, at a purchase price of Five Cents ($0.05) per Share, for total consideration of One Million Dollars ($1,000,000), (the “Consideration”) payable as follows: (i) One Hundred Fifty Thousand Dollars ($150,000) paid upon execution thereof, (ii) Six Hundred Thousand Dollars ($600,000) paid in installments of $150,000 each on each of June 15, 2012, June 30, 2012, July 15, 2012, and July 31, 2012 (the “Installment Payments”) pursuant to the terms of a promissory note, and (iii) Two Hundred Two Thousand Five Hundred (202,500) shares of our common stock, restricted in accordance with Rule 144. The shares purchased by us represented approximately 20% of Epec’s then-outstanding common stock, on a fully diluted basis. Under the Agreement we had the right to appoint one person to Epec’s Board of Directors upon execution of the agreement and a second director upon payment of the fourth Installment Payment. After several amendments to the promissory note, we issued Epec a total of three million one hundred fifty thousand (3,150,000) shares of our common stock and paid Epec a total of $275,000 in exchange for a total of Twelve Million Five Hundred Thousand (12,500,000) shares of Epec’s common stock. As of December 31, 2013, we owed Epec $150,000 under the terms of this series of agreements, as amended.

SRG Transaction

On January 23, 2013, we closed on a transaction with SRG International, Inc., a Quebec Province corporation, (“SRG”) and the shareholders of SRG pursuant to which the holders of 100% of the outstanding common stock of SRG transferred to us all of the common stock of SRG in exchange for the issuance of 5,000,000 shares of our newly created Series C Convertible Preferred Stock for the purpose of acquiring SRG's in-process research and development. We accounted for this acquisition as the purchase of a business. Immediately after a reverse split of our common stock, which occurred on December 31, 2013, all of the then outstanding shares of Series C Convertible Preferred Stock automatically converted into 80% of the then outstanding shares of our common stock. The holders of the Series C Convertible Preferred Stock did not originally perfect their interest in such securities due to non-performance of certain provisions of the acquisition agreement. On October 28, 2013, we waived such provisions.

As a result of this transaction and a transaction with HLBCDC (whereby we sold our assets and operations in exchange for relief from certain debt obligations, as described earlier and in greater detail below), SRG became our wholly-owned subsidiary and we became a holding company with all of our current operations conducted through SRG.

Those operations consisted primarily of researching, developing, and testing the Driver Alertness Detection System ("DADS™"). DADS™ is designed around proprietary alertness detection technologies, which enables individuals to modulate their work activity based on real time assessment of their actual state of alertness. The DADS™ methodology employs a unique approach for assessing sleepiness and low alertness levels via the observed behavior of individuals in real work conditions.

Assignment and Assumption Agreement

Simultaneously with consummating the transaction with SRG, we closed a transaction contemplated by an Assignment and Assumption Agreement between us and HLBCDC pursuant to which the majority of the assets we owned prior to the acquisition of SRG were transferred to HLBCDC in exchange for HLBCDC assuming the majority of our liabilities along with our common shares and a warrant for the purchase of additional common shares. The assets we transferred to HLBCDC were the shares we owned in Legends and Epec as well as the intangible rights associated with the Myself™ pelvic muscle trainer and a novel medical applicator referred to as the “Soft and Smooth Assets.” In addition to transferring those assets, we issued to HLBDC 402,038 shares of our common stock (the “HLBCDC Shares”) and warrants to purchase 500,000 shares of our common stock at the exercise price of $0.55 per share (the fair market value of our common stock as of the date of the Agreement) (the “HLBCDC Warrant”). In exchange for those assets, the HLBCDC Shares, and the HLBCDC Warrant, HLBCDC agreed to assume liabilities valued at $985,948 consisting of fees owed to management, notes payables, and trade payables.

Asset Purchase Agreement

Immediately in advance of consummating the transaction with SRG, we closed a transaction contemplated by an Asset Purchase Agreement with Rockland, our majority shareholder. and an entity controlled by one of our Directors Pursuant to that agreement, we sold the shares we owned in HepatoChem to Rockland in exchange for Rockland agreeing to forgive $579,938 of debt owed to it by us.

MeliaLife Agreement

On March 12, 2013, we entered into a Distribution Agreement (the “Distribution Agreement”) with MeliaLife International, Inc. (“MeliaLife”), pursuant to which we were awarded the rights to distribute and sell various natural supplement products produced by MeliaLife. Under the terms of the Distribution Agreement we would be the exclusive distributor to sell certain products as described therein (the “Products”). The duration of the Distribution Agreement is the lesser of five (5) years, or when we purchase Products in an amount by which the MeliaLife has received $30 million, representing 50% of the total product value of the Products purchased by us, whichever happens first. At the end of this contract, MeliaLife would assign its rights in all the Products to us for 4% of future net profits (total product value minus direct costs related to the Products), calculated and paid monthly, generated by the sale by us of those Products worldwide.

During the term of the Distribution Agreement, MeliaLife would grant us 4% of its net profit (total product value minus direct costs related to the Products), calculated and paid monthly, generated by sales in the areas set out in the Distribution Agreement. For each order we would place with MeliaLife, we would pay MeliaLife the total manufacturing cost for the products ordered on the date of the order, and would pay 50% of the total product value to the manufacturer on the date of delivery of the products.

Our relationship with MeliaLife as been inactive since the date of the Distribution Agreement and we expect it to expire with the passage of time of its own accord.

Business Overview

As a result of the SRG Transaction, the Assignment and Assumption Agreement, and the Asset Purchase Agreement, SRG became our wholly-owned subsidiary and we became a holding company with all of our operations conducted through SRG, which consists of researching, developing, and testing of the DADS™ technology. We are no longer in the business of developing a novel medical applicator, providing document management services, or advising the companies where we had investments, including HepatoChem, Legends, and Epec.

Products and Services

DADS™ is designed around proprietary alertness detection technologies which enable individuals to modulate their work activity based on real time assessment of their actual state of alertness. The DADS™ methodology employs a unique approach for assessing sleepiness and low alertness levels via the observed behavior of individuals in real work conditions.

In development for more than a decade, DADSTM utilizes biometric monitoring of 524 points of the driver's head – such as the eyes, face, ears, and chin – to evaluate when the performance of the driver is becoming impaired. It then alerts the driver and, if desired, selected third parties (such as trucking dispatch centers in commercial applications or, in private applications, friends or parents) of the impending loss of alertness. The alert is designed to be given sufficiently in advance – from 45 to 120 minutes before the onset of sleep – so that appropriate action can be taken before the driver becomes a hazard on the road. For fleet operators, this would provide sufficient time for dispatch to direct the driver to a safe location to pull off and take a rest.

The original test version of the DADSTM technology was deployed in specifically designed and constructed stand-alone units mounted on truck dashboards, similar to an after-market Global Positioning System (GPS) device. In the current generation of the technology, DADSTM is deployed as a smartphone app, which eliminates the need for independent device manufacturing and drastically increases the rate at which DADSTM can be deployed. The initial deployment of DADSTM as a smartphone app for Blackberry phones commenced in September 2013. We expected to rollout our Apple iPhone DADS™ app very shortly thereafter, but Apple's release of iOS7 in September 2013 required major changes to the iPhone app interface, including rewriting more than 500,000 lines of code. As a result, deployment of the iPhone app was unavoidably delayed. However, we took this occasion to strengthen the security of DADS™ and modified the encryption module to support more than one million DADS™ applications running simultaneously. The commercial version of the iPhone application was released to the Canadian trucking industry in May 2014 in a 5,000 unit demonstration program and we expect to release the consumer version through Apple's online store in the fall of 2014.

We will also be developing versions of the app for the Android and other smart phones later this year.

Potential Marketplace and Customers

Due to the catastrophic consequences that can occur if the operator of a motorized vehicle is seriously fatigued and/or falls asleep, we believe the potential marketplace for DADSTM is any motorized vehicle, including cars, buses, trucks, and trains, with our initial focus being in commercial trucking.

In late May 2013, a commercial insurance brokerage company in Canada commenced a 100-vehicle test of DADS™. In July 2013, based on the results of just the first month, the test was expanded to 150 vehicles. During the first forty days of the trial program, over 600 incidents were reported, the majority of which were in the period of initial detection 45 minutes to two hours in advance. There were also at least 17 "red alerts" detected by DADSTM signaling that the driver needed to stop for a nap, all of which were confirmed by the drivers.

In September 2013, at the request of an insurance advisory firm, we deployed the BlackBerry smartphone app version of DADSTM in 1,500 trucks insured by a major insurance company. The insurance company was pleased with the results and in May 2014, we commenced deployment of the iPhone smartphone app version of DADSTM to the first 5,000 of an estimated 80,000 trucks. We expect the use of DADSTM to rapidly expand in the trucking industry and we have intentions of marketing it to other industry segments as well as the consumer marketplace during the next twelve to twenty-four months.

Competition

A number of competitive fatigue identification and management technologies exist, but none have the ease of use, advance warning capability, and reliability provided by DADS™.

Specifically, some technologies rely upon individuals' physiological data such as electroencephalogram (brain wave) measurements while others rely upon individual's behavioral data such as eye blink rates while yet others rely upon vehicle behavioral data such as lane departure. Such technologies are either impractical to implement (such as electroencephalogram measurements) or can only detect the onset of sleep or lane departure when it actually occurs. The latter technologies issue warnings to the vehicle operators "after the fact" leaving them with only a few seconds to react to a hazard or an imminent accident.

As illustrated above, competing technologies are reactive in nature. DADS™, on the contrary, is able to detect the first signs of fatigue as early as 45 to 120 minutes before the onset of sleep is imminent and, therefore, is predictive in nature. It is the only technology capable of warning operators before they have become cognitively impaired or incapacitated. Therefore, the DADS™ approach to the problem of fatigue detection is unique and considerably more effective than any other technology.

Intellectual Property

We own all the intellectual property associated with DADS™ and it is protected by international software copyright laws. The proprietary algorithms contained within are based upon information contained within our databases which have been accumulated over several years of development efforts and the source code is exclusively held by us with access tightly controlled and limited.

Government Approvals and Regulations

The sale and use of DADS™ does not require governmental approvals nor is it subject to governmental regulations.

However, governmental authorities in the United States and countries around the world have shown interest in requiring the application of fatigue management systems in a broad spectrum of activities consisting of the operation of cars, trucks, buses, heavy machinery, mining vehicles, and other applications. This will undoubtedly lead to the implementation of laws and regulations that require the use of such systems. For example, Australia has already passed laws that oblige transportation operators to implement fatigue management programs, but has not defined what those systems should be or how they should be implemented.

We are not aware of any trends with respect to governmental approvals or regulations anywhere in the world that would be unfavorable to the implementation and use of the DADS™ and the growth of our business.

Research and Development Activities

Research and development activities are ongoing and will continue for the foreseeable future. During 2013 and 2014 to date they have consisted of supporting trial deployments of DADS™, adapting the iPhone app interface for Apple's release of iOS7, and strengthening the security of DADS™, by modifying the encryption module to support more than one million DADS™ applications running simultaneously. During the balance of 2014 and beyond, research and development activities will consist of adapting DADS™ to other smartphone platforms and making modifications and/or enhancements as deemed appropriate.

Compliance with Environmental Laws and Regulations

There is no information required to be disclosed under this Item.

Employees

We currently have 27 employees, of which three are our officers and directors. We believe that our relationship with our staff is good.

Description of Property

In January 2014, we commenced leasing 3,250 square feet of office space for our operations in Montreal, Quebec, under a three year lease at the rate of approximately $90,000 per year. Currently, we do not lease office space for our corporate activities in the United States, but maintain a virtual office at a cost of approximately $3,000 per year. This provides us with a physical address, a phone number with a live answering service, and use of office facilities as needed.

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

Our Internet website address is http://www.icorinc.com.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders and have chosen to include a statement of risk factors in this filing. However, we reserve the right to omit a statement of risk factors in future filings.

Our primary risk factors and other considerations include, but are not necessarily limited to:

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have a limited operating history. We may not successfully address these risks and uncertainties or successfully market our existing and new products. If we fail to do so, such failure could materially harm our business and impair the value of our common stock. Even if we accomplish our objectives, we may not generate the revenues, positive cash flows, or profits we anticipate. To date we have generated revenues of $411,000 and currently our future revenues are dependent upon DADSTM. Unanticipated problems, expenses, and delays are frequently encountered in establishing and developing new products in the software and smartphone device application field. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development setbacks, and inadequate sales and marketing. The failure by us to address satisfactorily any of these conditions could have a material adverse effect upon us and could force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

Presently, we have no meaningful cash liquidity or capital resources. Our future capital requirements will depend on many factors, including our ability to develop our intellectual property, our ability to generate positive cash flow from operations, and the effect of competing market developments. It is likely that we will need additional capital in the near future. Any equity financings may result in dilution to our then-existing stockholders. Sources of debt financing may result in high interest expense. Any financing, if available, may be on terms that some might deem unfavorable.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

To date, we have primarily relied on financing from investors and our officers and directors to fund operations. We have limited cash liquidity and capital resources. Our future capital requirements will depend on many factors, including our ability to market our products successfully, our ability to generate positive cash flow from operations, and our ability to obtain financing in the capital markets. In the short term, our business plan anticipates disbursements in excess of cash flows expected from our current operations. Consequently, although we currently have no specific plans or arrangements for financing, we intend to raise funds through private placements, public offerings, or other such means. Any equity financings would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense and may expose us to liquidity problems. Any financing, if available, may be on terms deemed unfavorable. If adequate funds are not obtained, we may be required to reduce or curtail operations.

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management personnel, both including and in addition to what we have today. We will attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. Any inability to retain staff and to attract and retain sufficient additional employees, and the requisite information technology, engineering, and technical support resources, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The loss of key personnel could limit our ability to develop and market our products.

Competition could have a material adverse effect on our business.

DADSTM currently is our sole product. The alertness detection industry is highly competitive and DADSTM may not compete well in the marketplace, which could cause our revenues to be less than expected and/or cause us to increase the number of our personnel or our advertising or promotional expenditures to maintain our competitive position or for other reasons.

An increase in government regulations could have a material adverse effect on our business.

The sale and use of DADS™ does not require governmental approvals nor is it subject to governmental regulations.

We are not aware of any trends with respect to governmental approvals or regulations anywhere in the world that would be unfavorable to the implementation and use of the DADS™ and the growth of our business. However, new or revised regulations or increased licensing fees, requirements, or taxes could have a material adverse effect on our financial condition or results of operations.

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

The successful development of our technology can be affected by many factors. Products, services, or technologies that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons.

There is no assurance that any of our future research and development projects will be successful or completed within the anticipated time frame or budget or that these newly developed products, services, or technologies will achieve commercial success. Even if such products, services, or technologies can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

Any products, services, or technologies that we develop, acquire, or invest in may not achieve or maintain widespread market acceptance.

The success of any products, services, or technologies that we develop, acquire, or invest in will be highly dependent on market acceptance. We believe that market acceptance of any products, services, or technologies will depend on many factors including, but not limited to:

•	The perceived advantages of our products, services, or technologies over competing products and the availability and success of competing products;

•	The effectiveness of our sales and marketing efforts;

•	Our product, services, or technologies pricing and cost effectiveness;

•	The safety and effectiveness of our products, services, or technologies; and

•	Publicity concerning our products, services, or technologies, or competing products, services, or technologies.

If our products, services, or technologies fail to achieve or maintain market acceptance, or if new products, services, or technologies are introduced by others that are more favorably received than ours, are more cost effective, or otherwise render our products, services, or technologies less attractive or obsolete, we may experience a decline in demand for our products. If we are unable to market and sell any products we develop successfully, our business, financial condition, results of operations, and future growth would be adversely affected.

Developments by competitors may render our products, services, or technologies obsolete or non-competitive.

Our industry is intensely competitive and subject to rapid and significant technological changes. Other companies are pursuing the development of devices, products, services, and technologies for markets that we are targeting. In addition, companies pursuing different but related fields may represent substantial competition. Many of the companies competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer device development history, and greater marketing capabilities. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures, or other collaborations.

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

Our common stock is quoted for trading on OTC Markets, OTC Pink tier of OTC Link ATS, which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted for trading on OTC Markets, OTC Pink tier of OTC Link ATS where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in Over-The-Counter (OTC) stocks given that the market for such securities is often limited, the stocks are often more volatile, and the risk to investors is often greater. In addition, OTC stocks are often not eligible to be purchased by mutual funds and other institutional investors. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

The report of our Independent Registered Public Accounting Firm regarding our financial statements as of and for the years ended December 31, 2013 and 2012 expresses substantial doubt about our ability to continue as a going concern.

The report of our Independent Registered Public Accounting Firm regarding our financial statements as of and for the years ended December 31, 2013 and 2012 expresses substantial doubt about our ability to continue as a going concern. Consequently, this may adversely affect our ability to obtain debt and/or equity financing to support future operations. If we are not able to obtain adequate financing with reasonable terms, we may be required to reduce or curtail operations.

We do not have current financial information available.

We have not yet filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, the Report on Form 8-K containing the financial statements of SRG International, Inc. as of and for the period ended December 31, 2012, and do not expect to file the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 in a timely manner (collectively, the “Delayed SEC Reports”). Until we file the Delayed SEC Reports and are otherwise current in our SEC filing requirements, there is a lack of current publicly available information concerning the consolidated results of operations and financial condition of the Company.

Therefore, investors must make decisions with respect to our securities in light of the lack of current financial information. Accordingly, for so long as we are not current in our SEC reporting obligations, any investment in our securities involves a greater degree of risk. The lack of current public information may have an adverse impact on investor confidence, which could lead to a reduction in our stock price and market capitalization and an increase in our cost of capital.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, on or about August 21, 2013, we did receive a written comment from the Commission staff to our Current Report filed with the Commission on January 29, 2013, related to the fact we have not filed financial statements and pro forma information related to our acquisition of SRG International, Inc. We plan to file a Current Report on Form 8-K/A with the required financial statements shortly.

ITEM 2 – PROPERTIES

Beginning in January 2014, we commenced leasing 3,250 square feet of office space for our operations in Montreal, Quebec, under a three year lease at the rate of approximately $90,000 per year. Currently, we do not lease office space for our corporate activities in the United States, but maintain a virtual office, at the rate of approximately $3,000 per year, that provides us with a physical address, a phone number with a live answering service, and use of office facilities as needed.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on OTC Markets, OTC Pink tier of OTC Link ATS. Our current trading symbol is “ICOR.” Since our stock has been listed there have been a limited number of trades of our common stock.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2013 and December 31, 2012, as best estimated by the company, adjusted to reflect the effect of the nine for one forward split of our common shares which was effective on May 16, 2012 and the 1-for-100 reverse stock split of our common stock effective December 31, 2013. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2012	First Quarter	$36.33	$22.22
	Second Quarter	$40.00	$11.33
	Third Quarter	$25.00	$0.75
	Fourth Quarter	$1.70	$0.45

2013	First Quarter	$1.13	$0.27
	Second Quarter	$1.70	$0.40
	Third Quarter	$1.65	$0.40
	Fourth Quarter	$1.28	$0.85

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

Holders

As of November 10, 2014, there were 40,649,465 shares of our common stock outstanding held by approximately 403 holders of record and numerous shares held in brokerage accounts. Of these shares, 13,621,450 are held by non-affiliates and 8,691,886 were free-trading. On the cover page of this filing we value those 13,621,450 shares held by non-affiliates at $85,134,000. These shares were valued at $6.25 per share, based on recent trades of our common stock as quoted for trading on OTC Markets, OTCPink tier of OTC Link ATS.

Warrants

On December 15, 2010, our Board of Directors approved the issuance of warrants to purchase our common stock to certain of our officers, directors, and consultants to reward and compensate them for their service to the company. As a result, on December 29, 2010, we issued warrants to purchase up to 31,500 shares at $16.67 per share. These warrants and the underlying shares are restricted in accordance with Rule 144. The warrants were fully vested as of December 15, 2011 and expire on December 29, 2014. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the recipients were either accredited or sophisticated and familiar with our operations.

In connection with the asset purchase agreement with RWIP, LLC, we issued warrants to RWIP to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $22.22 per share. These warrants were transferred to other non-affiliated parties and may be exercised at any time within four (4) years from the issuance date. These warrants contain a cashless exercise provision.

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

On July 20, 2012, our Board of Directors approved the issuance of warrants to purchase an aggregate of 235,000 shares of our common stock to certain of our officers, directors and consultants to reward and compensate them for their outstanding service to the company. We have not yet issued the warrants, but our Board of Directors approved the following warrants:

Name	Total No. of Warrants	$12.00 Exercise Price	$20.00 Exercise Price	$30.00 Exercise Price

James F. Groelinger	75,000	25,000	25,000	25,000
Frederick Larcombe	55,000	18,333	18,333	18,334
Frederick Voight	40,000	13,333	13,333	13,334
Wayne LeBlanc	30,000	10,000	10,000	10,000
Harry Pond	25,000	8,333	8,333	8,334
Steven H. Gifis	10,000	3,333	3,333	3,334

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013, we did not have any equity compensation plans. Therefore, there were no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans as of that date.

On February 3, 2014, our Board of Directors approved the InterCore, Inc. 2014 Non-Qualified Stock Option Plan (the “Plan”). The Plan is intended to aid us in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in our future business, and to reward those individuals who have contributed to our success. Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of six million (6,000,000) shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management, that the Board believes have assisted us in achieving our business goals or will assist us in achieving such goals. Any options issued under the Plan will be the subject of a stock option agreement between us and the holder. As of the date of this filing, we had options outstanding entitling the holders to purchase 4,625,000 shares of our common stock at $1.00 per share.

Recent Issuance of Unregistered Securities

The following securities were issued by us in the fourth quarter of 2013:

Pursuant to the terms of our Series C Preferred Stock, ll outstanding shares of Series C Preferred Stock automatically converted into eighty percent (80%) of our then outstanding common stock immediately after the 1-for-100 reverse split of our common stock on December 31, 2013. As a result, on December 31, 2013, we issued a total of 29,882,413 shares of our common stock (post-stock split), restricted in accordance with Rule 144, to the holders of all shares of Series C Preferred Stock (a total of 19 holders). Of the 29,882,413 shares of common stock we issued, 19,211,301 shares were issued to affiliates of ours or entities controlled by affiliates of ours, namely, 588,369 shares to Claude Brun, our then-Chief Executive Officer, or entities controlled by Mr. Brun, 353,021 to Ms. Danielle Beauchamp, our then-Secretary, and 18,269,911 shares to Mr. Frederick Voight, one of our Directors, or entities controlled by Mr. Voight, The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the Series C Preferred stockholders are either accredited or sophisticated investors, exiting shareholders of ours, and are familiar with our operations.

Under the terms of four promissory notes issued by us for an aggregate of $1,155,000 consisting of two notes aggregating $600,000 to Topside Partners, LP, one note in the amount of $500,000 to Sussex Associates, LP, and one note in the amount of $55,000 to Fandeck Associates, Inc. (the “Notes”), such Notes were convertible into an aggregate of 7.74% of our then outstanding common stock, on a fully diluted basis, once we could confirm we had sufficient authorized but unissued common stock to effect the conversions. Immediately after the reverse stock split referenced above we had sufficient shares of authorized but unissued common stock to effect the conversions of the Notes into shares of our common stock. As a result, on December 31, 2013, we issued an aggregate of 3,242,159 shares consisting of 1,683,913 shares to Topside Partners, LP, 1,403,260 shares to Sussex Associates, LP, and 154,986 shares to Fandeck Associates, Inc. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, because Topside Partners, LP, Sussex Associates, LP, and Fandeck Associates, Inc. (an affiliate of ours as it is controlled by Mr. Voight) were either accredited or sophisticated investors familiar with our operations.

In August 2013, our Board of Directors approved creation of the “Series D Preferred Stock”, enabling us to raise up to $5,000,000 through the sale of Series D Preferred Stock. Our Series D Preferred Stock has the following rights and preferences: (i) For each $200,000 invested in 20,000 shares of Series D Preferred Stock at $10 per share, the holders of such shares are entitled to payments equal to: a) one percent of our gross revenue until $1,000,000 has been paid to such holders; and then b) one half of one percent of our gross revenue until an additional $1,000,000 has been paid to such holders. Such payments are due on a quarterly basis and once payments totaling $2,000,000 have been made to such holders, those shares will cease earning payments and are to be returned to us for no additional consideration; (ii) no dividend rights; (iii) no liquidation rights other than with respect to what is owed in connection with the terms described in “(i)” above; (iv) no conversion rights; (v) no redemption rights; (v) no call rights by us; and (vi) no voting rights. On various dates from August 8, 2013 to December 31, 2013, we issued 142,000 shares of our Series D Preferred Stock to 16 investors in exchange for $1,420,000, with us receiving net proceeds of $1,339,000. The difference of $81,000 represented a finder's fee and was paid to Mr. Voight, an affiliate of ours and a member of our Board of Directors. The issuances are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the investors are either accredited or sophisticated investors familiar with our operations.

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

Forward-Looking Statements

This annual report on Form 10-K of InterCore, Inc. for the years ended December 31, 2013 and 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

Corporate History Prior to December 31, 2012

We were incorporated under the laws of the State of Delaware on April 29, 2010. Through March 20, 2012, we focused upon investments and acquisition opportunities primarily in products and companies involved in the market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management.

On March 30, 2012, we decided to further intensify our focus in the energy sector and the related opportunities within and, to that end, we elected to change the name of the Company to InterCore Energy, Inc.

Through December 31, 2012 and as more fully described in our Annual Report on Form 10-K for the year then ended as filed with the Commission on June 25, 2013, we assembled a portfolio of investments in the life sciences and energy arenas. However, we found this approach to be lacking in appeal to investors, thereby making it difficult to raise capital to fund investments once we identified them and to fund the operations of the Company.

Corporate History Subsequent to December 31, 2012

a)	Acquisition of SRG International, Inc.

On January 23, 2013, we consummated a transaction with SRG, and the shareholders of SRG who were the owners of 100% of the outstanding common stock of SRG, pursuant to which the shareholders of SRG transferred to us all of the common stock of SRG in exchange for 5,000,000 shares of our Series C Convertible Preferred Stock, which shares were convertible into 80% of our then outstanding common stock immediately after consummation of a reverse stock split. The holders of the Series C Convertible Preferred Stock did not originally perfect their interest in such securities due to nonperformance of certain provisions of the acquisition agreement. On October 28, 2013, the Company waived such provisions. As a result of this transaction and a transaction with HLBCDC (whereby we sold our assets and operations in exchange for relief from certain debt obligations, as described earlier and in greater detail below), SRG became our wholly-owned subsidiary and we became a holding company with all of our current operations conducted through SRG.

Those operations consisted primarily of researching, developing, and testing the Driver Alertness Detection System ("DADS™"). DADS™ is designed around proprietary alertness detection technologies, which enables individuals to modulate their work activity based on real time assessment of their actual state of alertness. The DADS™ methodology employs a unique approach for assessing sleepiness and low alertness levels via the observed behavior of individuals in real work conditions.

b)	Assignment and Assumption Agreement

Simultaneously with consummating the transaction with SRG, we closed a transaction contemplated by an Assignment and Assumption Agreement between us and HLBCDC pursuant to which the majority of the assets we owned prior to the acquisition of SRG were transferred to HLBCDC in exchange for HLBCDC assuming the majority of our liabilities along with our common shares and a warrant for the purchase of additional common shares. The assets we transferred to HLBCDC were the shares we owned in Legends and Epec as well as the intangible rights associated with the Myself™ pelvic muscle trainer and a novel medical applicator referred to as the “Soft and Smooth Assets.” In addition to transferring those assets, we issued to HLBDC 402,038 shares of our common stock (the “HLBCDC Shares”) and warrants to purchase 500,000 shares of our common stock at the exercise price of $0.55 per share (the fair market value of our common stock as of the date of the Agreement) (the “HLBCDC Warrant”). In exchange for those assets, the HLBCDC Shares, and the HLBCDC Warrant, HLBCDC agreed to assume liabilities valued at $985,948 consisting of fees owed to management, notes payables, and trade payables.

c)	Asset Purchase Agreement

Immediately in advance of consummating the transaction with SRG, we closed a transaction contemplated by an Asset Purchase Agreement with Rockland, our majority shareholder. and an entity controlled by one of our Directors Pursuant to that agreement, we sold the shares we owned in HepatoChem to Rockland in exchange for Rockland agreeing to forgive $579,938 of debt owed to it by us.

d)	MeliaLife Agreement

On March 12, 2013, we entered into a Distribution Agreement (the “Distribution Agreement”) with MeliaLife International, Inc. (“MeliaLife”), pursuant to which we were awarded the rights to distribute and sell various natural supplement products produced by MeliaLife. Under the terms of the Distribution Agreement we would be the exclusive distributor to sell certain products as described therein (the “Products”). The duration of the Distribution Agreement is the lesser of five (5) years, or when we purchase Products in an amount by which the MeliaLife has received $30 million, representing 50% of the total product value of the Products purchased by us, whichever happens first. At the end of this contract, MeliaLife would assign its rights in all the Products to us for 4% of future net profits (total product value minus direct costs related to the Products), calculated and paid monthly, generated by the sale by us of those Products worldwide.

Our relationship with MeliaLife as been inactive since the date of the Distribution Agreement and we expect it to expire with the passage of time of its own accord.

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

Liquidity and Capital Resources

We had cash of $23,000 at December 31, 2013 compared to $54,000 at December 31, 2012. This net decrease of $31,000 consisted of:

$2,689,000	Proceeds from financing activities
241,000	Cash provided by investing activities
(2,961,000)	Cash used in operating activities, net of the effect of foreign currency exchange rates
$(31,000)	Net decrease

We have incurred significant losses and negative cash flows from operations since our inception in April 2010. We have an accumulated deficit of $14,108,000 and a working capital deficiency of $1,707,000 as of December 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern. We have historically financed our activities through the private placement of equity securities. To date, we have dedicated most of our financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs.

We plan to fund our development and commercialization activities beyond December 31, 2013 primarily through the sale of debt and/or equity securities. We cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that we secure additional debt or raise funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, products, or services that we would otherwise seek to develop or commercialize ourselves.

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

Our accounting policies are described in Note 3(a) to the financial statements for the year ended December 31, 2013 contained elsewhere in this Report.

Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012

Revenues

Revenues of $411,000 reported for the year ended December 31, 2013 are attributable to fees earned related to the trials and testing of DADS™. Revenues of $6,000 reported for the year ended December 31, 2012 are attributable to the licensing of development and marketing rights to a novel medical applicator. As previously discussed in the Overview section, that asset was transferred to HLBCDC effective January 23, 2013. Consequently, there will be no such revenues recognized in the future.

Research and Development Expense

Research and development expense for the year ended December 31, 2013 was $2,694,000 compared to $151,000 for the comparable period in the prior year. Such expenses during 2013 were exclusively related to the development of DADS™ and are expected to continue at comparable levels in 2014. Such expenses during 2012 were exclusively related to the development of a novel medical applicator and, as previously indicated, that asset was transferred to HLBCDC effective January 23, 2013.

Charge for Acquired Research and Development Expense

As previously indicated, we acquired SRG on January 23, 2013 and its operations consist primarily of research, development, testing, and commercialization of DADS™. We accounted for the acquisition of SRG under the purchase method of accounting whereby assets acquired and liabilities were recorded at their estimated fair values as of the date of the acquisition. A total of $1,468,000 was allocated to acquired in-process research and development and, in conformity with generally accepted accounting practices to expense such costs as incurred, that amount was immediately charged to expense. There was no comparable expense in the prior year.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2013 was $413,000 compared to $933,000 for the comparable period in the prior year. This decrease of $520,000 consisted primarily of a decrease of $88,000 in management compensation and a decrease of $322,000 in professional fees for cost reductions in legal, financial advisory, and investor relations activities. The remaining decrease of $110,000 relates to general operating activities.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2013 was $2,053,000 compared to $250,000 for the comparable period in the prior year. This increase of $1,803,000 consisted of a number of charges related to transactions executed in advance of the acquisition of SRG on January 23, 2013. In those transactions we divested ourselves of a number of assets which were not complimentary to our stated goal of developing DADS™ and would hamper our ability to raise funds in that regard.

In summary and as shown in the Statement of Operations, the change in the Other Income (Expense) caption consisted of:

$188,000	Cash and common shares issued to Epec in connection with concluding our commitment to make further investments in that entity

884,000	The fair value of shares in excess of the carrying value of a note payable due to the Rockland Group, one of our major shareholder and an entity controlled by one of the members of our Board of Directors, as an inducement for Rockland to convert that note into common stock.

171,000	The fair value of shares in excess of the book value of accounts payable due to several vendors as an inducement for them to convert those amounts into common stock.

327,000	The fair value of shares of common stock and warrants in excess of the net book value of certain assets and liabilities assumed by HLBCDC as an inducement for that entity to enter into that transaction. It is intended that New Horizon, Inc. and certain member of ICOR's Board of Directors and management team will collectively receive 78% of any future economic benefit derived from the management of those assets by HLBCDC after the satisfaction of the assumed liabilities.

183,000	Interest expense related to a short-term $50,000 note payable to Fandeck Associates which accrued interest at 18% per annum and is convertible into Series C Convertible Preferred Stock at $0.001 per share. This note was issued with warrants valued at $154,000 which resulted in a 100% discount to its face value and earns a service fee of $25,000. Consequently, interest expense related to this note consisted of:

$104,000	The value of the warrant in excess of the face amount of the note ($154,000 less $50,000)
50,000	Amortization of the debt discount
25,000	Accrual of the service fee
3,896	Accrued interest at 18% on the face value of the note
$182,896

300,000	Other interest expense for the year ended December 31, 2013 was $300,000 compared to $250,000 for the comparable period in the prior year. This increase of $50,000 was attributable to comparably higher average levels of debt outstanding during the most recent year. The remaining amount of $2,000 is attributable to rounding in this table.

$2,053,000

Provision for Income Taxes

There was no provision for income taxes for the year ended December 31, 2013 as we were in a net loss position. Deferred tax assets resulting from such losses are fully reserved since it is unlikely that such assets will be realized.

Results of Operations for the year ended December 31, 2012 compared to the year ended December 31, 2011

Revenues

Revenues of $6,000 reported for the year ended December 31, 2012 are attributable to the licensing of development and marketing rights to a novel medical applicator. There were no similar revenue amounts for the comparable period in the prior year.

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

Charge for Shares Issued in Connection With the Myself Acquisition

During the year ended December 31, 2012, the Company issued 180,000 shares of common stock and 1,500,000 shares of Series B Convertible Preferred Stock pursuant to the terms of the agreement dated concerning the acquisition of the Myself pelvic muscle trainer royalty stream in December 2010. Under the terms of that agreement, the Company was obligated to issue these additional shares if the average closing stock price of the Company's common stock during the month of July 2012 did not meet certain specified price thresholds. The fair value of these additional shares were determined to be $855,000 and the Company recorded an expense in that amount at that time.

There was no similar charge during the comparable period in 2011.

Interest Expense

Interest expense for the year ended December 2011 was $250,000 compared to $199,000 for the comparable period in the prior year. These amounts are attributable to the increase in the aggregate balance of various notes payable outstanding during 2011.

Provision for Income Taxes

The was no provision for income taxes for the year ended December 31, 2012 as we were in a net loss position. Deferred tax assets resulting from such losses are fully reserved since it is unlikely that such assets will be realized.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

Notes payable	$803,000
Note payable due to related party	800,000
$1,603,000

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

We conducted an evaluation, with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2013 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level as evidenced by the inability of the Company to file its 10-K for the year ended December 31, 2013 in a timely manner. This deficiency is attributable to a lack of qualified financial personnel within the Company, specifically at SRG, and cash flow constraints that limited the Company in obtaining the services of external professionals necessary to fulfill its reporting obligations in a timely manner.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of December 31, 2013, our internal control over financial reporting, were not effective at the reasonable assurance level:

i)	We do not have a sufficient number of qualified internal accounting personnel, specifically at SRG, nor an adequate internal reporting structure necessary to meet the reporting requirements of a public company.

ii)	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

iii)	We have not documented our internal controls. We have limited policies and monitoring procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached unaudited financial statements, our lack of internal controls could lead to a delay in our reporting obligations and possibly the delays we encountered with the SRG transaction. Reporting companies have been required to provide written documentation of key internal controls over financial reporting beginning with fiscal years ended on or after December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

The material weaknesses listed below are expected to be remediated when additional financial resources are made available to us through either additional fundraising and/or cash flows from operations. Those weaknesses consist of:

i)	The absence of a sufficient number of qualified internal accounting personnel, specifically at SRG, and an adequate internal reporting structure necessary to meet the reporting requirements of a public company;

ii)	The lack of segregation of duties; and

iii)	The absence of documented internal controls.

The Company plans to hire qualified personnel, improve the internal reporting structure, improve segregation of duties, and document internal controls during the balance of 2014 and in 2015 as financial resources permit.

d)	Changes in Internal Control over Financial Reporting

Effective January 23, 2013 and as discussed in the previous pages, we acquired SRG, a foreign entity based in Canada through which we conduct most of our day-to-day business activities. Consequently, as described above, the material weaknesses described above combined with the acquisition of SRG have affected our internal control over financial reporting during the year ended December 31, 2013.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers, the principal offices and positions with the Company held by each person as of December 31, 2013 and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Claude Brun	65	Director and Chief Executive Officer

Frederick Larcombe	58	Chief Financial Officer

Danielle Beauchamp	55	Director and Secretary

James F. Groelinger	70	Director

Harry Pond	64	Director

Frederick A. Voight	57	Vice President of Investments

Claude Brun has served as our Chief Executive Officer and a member of our Board of Directors since January 23, 2013. Mr. Brun also holds these positions with SRG International, Inc., our wholly-owned subsidiary. Since 2008, Mr. Brun has served as the Chief Executive Officer at the Ovarium Company where he provides strategic guidance including evaluating potential investments. From 2004 to 2005, Mr. Brun was President of Nemo Vehicles Inc, leader in the design and manufacturing of electric utility vehicles (pick-ups) destined to businesses and governmental departments. As a start-up company, Mr. Brun provided investment and strategic advisory services to companies wanting to participate in the domestic private power industry. Previously, Mr. Brun was employed for 7 years as a director and financial advisory of a financial service center with Laurentian Financial Services. Mr. Brun has a Bachelor’s Degree (industrial technology) and a certificate in personnel management and labor relations from UQAM, Montreal.

Frederick Larcombe has served as our Chief Financial Officer since November 2010 and as our as our Secretary from November 2010 to January 2013. Since 2008, Mr. Larcombe, a principal with Crimson Partners, a group of seasoned financial professionals, has served a number of clients primarily in the life sciences. In this connection, Mr. Larcombe has served from 2009 to 2011 as the Chief Financial Officer for iBio, Inc. (IBPM.OB), a biotechnology company focused on commercializing its proprietary manufacturing technology. From 2005 to 2007, he was simultaneously the Chief Financial Officer of Xenomics Inc., and FermaVir Pharmaceuticals, Inc. From 2004 to 2005, he was a consultant with Kroll Zolfo Cooper, a professional services firm providing interim management and turn-around services, and from 2000 to 2004, he was Chief Financial Officer of MicroDose Therapeutics. Prior to 2000, Mr. Larcombe held various positions with ProTeam.com, Cambrex, and PriceWaterhouseCoopers. Mr. Larcombe's received his BS in Accounting from Seton Hall University, was designated a Certified Public Accountant in New Jersey, and is an alumnus of the Management Development Program at Harvard Business School.

James F. Groelinger has served as a member of our Board of Directors since November 2010 and as our as our Chief Executive Officer from November 2010 to January 2013. Since 2007, Mr. Groelinger has been the Managing Director at Bellegrove Associates where he provides strategic guidance to emerging clean energy entrepreneurs and companies. This guidance includes, but is not limited to, evaluating potential energy-related investments, assisting inventors with energy-related patents and products, as well as developing strategies for creating joint ventures between U.S. and foreign entities or governments. Since 2009, Mr. Groelinger has also been the Executive Director of Clean Energy Alliance, Inc., which is a national association of clean energy incubators for the purpose of fund raising, policy development, and strategy. From 2001 to 2006, Mr. Groelinger was the Chief Executive Officer and a Director, and was President from 2007 to 2008, of EPV Solar, Inc., which was a photovoltaic technology company that developed a technology for the production of thin-film photovoltaic products. As CEO of EPV Solar, Mr. Groelinger led the company and oversaw sales as they increased from nil to more than $20 million annually, developed products sales in the U.S., Germany, and Spain, oversaw joint ventures with foreign manufacturers, and managed a complex $60 million debt-for-equity recapitalization, setting the stage for a $70 million third-party financing and initial public offering. Mr. Groelinger received his BChE from the City College of New York, New York, and his MBA in Finance from Temple University.

Harry Pond, the Manager of the Rockland Group, LLC, the holder of 7% of our outstanding common stock, has served as a member of our Board of Directors since November 2010. From 2005 to present, Mr. Pond has served as Managing Director of Rockland Group, LLC, which is a real estate development company active in the Houston, Texas real estate market. From 2008 to present, Mr. Pond has served as a senior business executive for Rockland Insurance Agency, Inc. In this position he is actively involved with the management of loss prevention, marketing, and recruiting to ensure the company’s profitability and productivity. From 1979 to present, Mr. Pond has owned and operated The Harry Pond Insurance Agency, a company that he is currently in the process of merging with Rockland Insurance Agency, Inc. Mr. Pond received his BS in mathematics and education from Texas State University.

Frederick A. Voight has served as a member of our Board of Directors since June 2013 and as the Managing Director of F.A. Voight & Associates LP since its inception in 1994. Mr. Voight has more than twenty-five years of experience in managing both public and private company investments. He has previous experience as the Chairman and CEO of a public company and has served as a director of several public and numerous private companies. From June 1983 until August 1994, Mr. Voight owned and operated a chain of retail lumber and home centers in New Jersey and Pennsylvania. From May 1992 until October 1994, he served as Chairman of the Board of Directors and Chief Executive Officer of Skylands Park Management, Inc., a publically traded NASDAQ company and led the company through two public offerings. From December 2004 until March 2006, he served as a director for Cell Robotics International, Inc., a publicly traded company that was a developer and manufacturer of bio-photonic technologies for clinical and medical research. He also served as a director for the DesChutes Medical Products Co., an Oregon company specializing in the design, manufacture, and marketing of innovative products for the medical self-help market, from September 2006 until January 2009 when the company was sold to Jarden Corporation (JAH:NYSE). Mr. Voight served as a director of EPV Solar, Inc., a Robbinsville, NJ PV manufacturing company, from June 1999 through 2010 and as Chairman of the Board from October 2006 until July 2009. Mr. Voight has a degree in business administration and majored in finance.

Danielle Beauchamp has served as a member of our Board of Directors and Secretary since January 23, 2013. Previously, from 1998 to 2012, Mrs. Beauchamp was Division Director for an investors’ group and acted as a financial security advisor. Mrs. Beauchamp served for nine years as a Managing Director and a Deputy Director of consumer credit in the corporate and investment banking group. The basic industries group was responsible for investment banking coverage for clients in the building products and services areas.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Harry Pond	0	0	4
James F. Groelinger	0	0	2
Frederick Larcombe	0	0	2
Wayne LeBlanc	0	0	2
New Horizon, Inc.	0	0	2

Board Meetings and Committees

During 2012 and 2013, the Board of Directors met as circumstances required and took written action on numerous other occasions. All the members of the Board attended the meetings and all written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics, because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Audit Committee

We do not currently have an audit committee.

Compensation Committee

We do not currently have a compensation committee.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2013, 2012 and 2011 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Claude Brun	2013	$132,913	-	-	-	-	-		$132,913
CEO	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

Frederick Larcombe	2013	62,500	-	-	-	-	-	64,273	126,773
CFO	2012	48,000	-	-	-	-	-	17,564	65,564
	2011	48,000	-	-	-	-	-		48,000

James F. Groelinger	2013	40,000	-	-	-	-	-	75,351	115,351
Director	2012	48,000	-	-	-	-	-	24,437	72,437
	2011	48,000	-	-	-	-	-	-	48,000

Danielle Beauchamp	2013	58,113	-	-	-	-	-		58,113
Secretary	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

Frederick Voight	2013	40,000	-	-	-	-	-	71,000	111,000
Director	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

Employment Contracts

We currently do not have written employment agreements with our executive officers.

Director Compensation

The following table sets forth director compensation for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Claude Brun	$132,913	-	-	-	-	-	$132,913

James F. Groelinger	40,000	-	-	-	-	$75,351	115,351

Danielle Beauchamp	58,113	-	-	-	-	-	58,113

Frederick A. Voight	40,000	-	-	-	-	71,000	111,000

Harry Pond	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2013:

	Option Awards *					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

James F. Groelinger	8,333	-	-	$12.00	7/20/22	-	-	-	-
	8,333	-	-	12.00	7/20/22	-	-	-	-
	-	8,334	-	12.00	7/20/22	-	-	-	-
	9,000	-	-	16.67	12/15/14	-	-	-	-
	8,333	-	-	20.00	7/20/22	-	-	-	-
	8,333	-	-	20.00	7/20/22	-	-	-	-
	-	8,334	-	20.00	7/20/22	-	-	-	-
	8,333	-	-	30.00	7/20/22	-	-	-	-
	8,333	-	-	30.00	7/20/22	-	-	-	-
	-	8,334	-	30.00	7/20/22	-	-	-	-

Frederick Larcombe	6,111	-	-	12.00	7/20/22	-	-	-	-
	6,111	-	-	12.00	7/20/22	-	-	-	-
	-	6,111	-	12.00	7/20/22	-	-	-	-
	4,500	-	-	16.67	12/15/14	-	-	-	-
	6,111		-	20.00	7/20/22	-	-	-	-
	6,111		-	20.00	7/20/22	-	-	-	-
	-	6,111	-	20.00	7/20/22	-	-	-	-
	6,111		-	30.00	7/20/22	-	-	-	-
	6,111		-	30.00	7/20/22	-	-	-	-
	-	6,112	-	30.00	7/20/22	-	-	-	-

Frederick Voight	4,444	-	-	12.00	7/20/22	-	-	-	-
	4,444	-	-	12.00	7/20/22	-	-	-	-
	-	4,444	-	12.00	7/20/22	-	-	-	-
	4,500	-	-	16.67	12/15/14	-	-	-	-
	4,444		-	20.00	7/20/22	-	-	-	-
	4,444		-	20.00	7/20/22	-	-	-	-
	-	4,444	-	20.00	7/20/22	-	-	-	-
	4,444		-	30.00	7/20/22	-	-	-	-
	4,444		-	30.00	7/20/22	-	-	-	-
	-	4,444	-	30.00	7/20/22	-	-	-	-

* - Awards are in the form of warrants.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 31, 2014, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount		Percent of Total Voting Control of Company(10)
Common Stock	Claude Brun (3)	Chief Executive Officer and Director	4,718,580	(4)	11.4%

Common Stock	Danielle Beauchamp (3)	Secretary and Director	353,021.		0.9%

Common Stock	James F. Groelinger (3)	Director	884,000	(5)	2.1%

Common Stock	Frederick Larcombe (3)	Chief Financial Officer	682,000	(6)	1.7%

Common Stock	Frederick A. Voight (3)	Director	17,529,452	(7)	42.5%

Common Stock	Harry Pond (3)	Director	3,345,758	(8)	8.1%

Common Stock	New Horizon, Inc.	5% Shareholder	2,750,704	(9)	6.8%

Common Stock	All Directors and Officers		24,512,811	(10)	60.0%
	As a Group (6 persons)

(1)	Based on 40,649,465 shares outstanding as of November 10, 2014. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.
(2)	Unless indicated otherwise, the address of the shareholder is c/o InterCore, Inc., 1615 South Congress Avenue, Suite 103, Delray Beach, FL 33445.
(3)	Indicates an officer and/or director of the Company.
(4)	Includes options to purchase Six Hundred Thousand (600,000) shares of our common stock at an exercise of $1.00 per share.
(5)	Includes warrants to purchase Nine Thousand (9,000) shares of our common stock at an exercise of $16.70 per share, warrants to purchase Seventy Five Thousand (75,000) shares of our common stock with one third having an exercise price of $12.00, one third having an exercise price of $20.00, and one third having an exercise price of $30.00, and options to purchase Eight Hundred Thousand (800,000) shares of our common stock at an exercise of $1.00 per share.
(6)	Includes warrants to purchase Four Thousand Five Hundred (4.500) shares of our common stock at an exercise of $16.70 per share, warrants to purchase Fifty Five Thousand (55,000) shares of our common stock with one third having an exercise price of $12.00, one third having an exercise price of $20.00, and one third having an exercise price of $30.00, warrants to purchase Twenty Two Thousand Five Hundred (22,500) shares of our common stock with one third having an exercise price of $1.00, and options to purchase Six Hundred Thousand (600,000) shares of our common stock at an exercise of $1.00 per share.

(7)	Includes 7,151,831 shares held in the name of F A Voight & Associates, Inc., 7,227,875shares held in the name of Rivercoach Partners, LP, 1,787,958 shares held in the name of DayStar Funding, LP, 390,333 shares held in the name of Fandeck Associates, Inc, 326,955 shares held in the name of RWIP, LLC, warrants to purchase Four Thousand Five Hundred (4.500) shares of our common stock at an exercise of $16.70 per share, warrants to purchase Forty Thousand (40,000) shares of our common stock with one third having an exercise price of $12.00, one third having an exercise price of $20.00, and one third having an exercise price of $30.00, and options to purchase Six Hundred Thousand (600,000) shares of our common stock at an exercise of $1.00 per share.
(8)	Includes 2,920,758 shares of our common stock held in the name of Rockland Group, LLC, an entity controlled by Mr. Pond, warrants to purchase Twenty Five Thousand (25,000) shares of our common stock with one third having an exercise price of $12.00, one third having an exercise price of $20.00, and one third having an exercise price of $30.00, and options to purchase Four Hundred Thousand (400,000) shares of our common stock at an exercise of $1.00 per share.
(9)	M. Scott Stevens is the principal owner of New Horizon, Inc.
(10)	Includes shares outlined in footnotes #4 through #7 above.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock and the Series D Preferred Stock issued or outstanding.

On January 23, 2013, we closed on a transaction with SRG International, Inc., a Quebec Province corporation, (“SRG”) and the shareholders of SRG pursuant to which the holders of 100% of the outstanding common stock of SRG transferred to us all of the common stock of SRG in exchange for the issuance of 5,000,000 shares of our newly created Series C Convertible Preferred Stock for the purpose of acquiring SRG's in-process research and development. We accounted for this acquisition as the purchase of a business. Immediately after a reverse split of our common stock, which occurred on December 31, 2013, all of the then outstanding shares of Series C Convertible Preferred Stock automatically converted into 80% of the then outstanding shares of our common stock. The holders of the Series C Convertible Preferred Stock did not originally perfect their interest in such securities due to non-performance of certain provisions of the acquisition agreement. On October 28, 2013, we waived such provisions.

On March 15, 2013, we received $50,000 in return for issuing a note payable to an investment group managed by our then Managing Director of Investments, Mr. Frederick A. Voight, with the face value of $50,000 plus a warrant for the purchase of 200,000 shares of our common stock at $1.00 per share for a period of five years. This note was due on April 15, 2013 along with a $25,000 service fee and accrued interest on the principal at the rate of 18% per annum compounded daily. Any time after April 15, 2013, the holder could convert all amounts due in connection with this note into our Series C Preferred Stock at the rate of $0.01 per share. On April 16, 2013 and as a result of non-payment of the note upon its due date, the holder issued us a notice of default and a notice of conversion of all amounts due into Preferred Series C Stock. On April 17, 2013, we and the holder reached an agreement whereby we would issued 100,000 shares of our Series C Preferred Stock to the holder of the note and the due date was revised to April 23, 2013. On April 24, 2013 and as a result of non-payment of a note upon its due date, the holder issued us a notice of default and a notice of conversion of $75,971 due in connection with the note into 7,597,100 shares of our Series C Preferred Stock. This resulted in the holder of the note owning 61% of the total shares of Series C Preferred Stock. Upon conversion of the Series C Convertible Preferred Stock into 80% of the Company's outstanding common stock immediately after a reverse stock split, the holder owned 49% of the Company's outstanding common stock. In light of the holder's relationship with other common shareholders, this transaction resulted in a change in control transaction.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 15, 2013, we received $50,000 in return for issuing a note payable to an investment group managed by our then Managing Director of Investments, Mr. Frederick A. Voight (Mr. Voight is now one of our Directors), with the face value of $50,000 plus a warrant for the purchase of 200,000 shares of our common stock at $1.00 per share for a period of five years. This note was due on April 15, 2013 along with a $25,000 service fee and accrued interest on the principal at the rate of 18% per annum compounded daily. Any time after April 15, 2013, the holder could convert all amounts due in connection with this note into our Series C Preferred Stock at the rate of $0.01 per share. On April 16, 2013 and as a result of non-payment of the note upon its due date, the holder issued us a notice of default and a notice of conversion of all amounts due into Preferred Series C Stock. On April 17, 2013, we and the holder reached an agreement whereby we would issue 100,000 shares of our Series C Preferred Stock to the holder of the note and the due date was revised to April 23, 2013. On April 24, 2013 and as a result of non-payment of a note upon its due date, the holder issued us a notice of default and a notice of conversion of $75,971 due in connection with the note into 7,597,100 shares of our Series C Preferred Stock. This resulted in the holder of the note owning 61% of the total shares of Series C Preferred Stock. Upon the effectiveness of our 1-for-100 reverse stock split on December 31, 2013, we issued the investment group 17,879,578 shares of our common stock for the conversion of its shares of Series C Preferred Stock.

On December 27, 2012, we issued a total of 50,000 shares of our common stock, restricted in accordance with Rule 144, to Rockland Group, LLC, our largest shareholder and an entity controlled by Harry Pond, one of our then-officers and directors, in exchange for a total of $25,000, or $0.50 per share.

On November 22, 2011, we sold the iSafe Entities to a company controlled by our majority shareholder for a cash payment of $250,000 plus 117,000 shares of our common stock (restricted under Rule 144) and warrants for the purchase of 4,500 shares of our common stock with an exercise price of $33.90 and realized a gain of approximately $163,000.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit

Marcum LLP earned fees for professional services totaling $104,500 and $105,000, respectively, relating to the audit of our financial statements for December 31, 2013 and December 2012, review of the financial statements included in our form 10-Qs for the years then ended.

Tax Fees

During the years ended December 31, 2013 and 2012, Marcum LLP did not earn any fees for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2013 and December 31, 2012, Marcum LLP did not provide any other services or invoice any additional fees.

All of the fees described above for the years ended December 31, 2013 and 2012, were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

(b)	Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amended Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of InterCore Energy, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4 (13)	Amendment to Articles of Incorporation of Heartland Bridge Capital, Inc. filed November 26, 2012 (effective May 16, 2012)

3.5 (1)	Bylaws of I-Web Media, Inc.

3.5 (5)	Restated Bylaws of InterCore Energy, Inc.

3.7 (14)	Certificate of Designation for Series C Convertible Preferred Stock

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

10.25 (9)	Series A Preferred Stock Purchase Agreement by and between InterCore Energy, Inc. and HepatoChem, Inc. dated September 15, 2011

10.26 (9)	Purchase Agreement by and between InterCore Energy, Inc. and Digisort, LLC dated November 18, 2011

10.27 (10)	Letter of Intent with Legends & Heroes, Inc. dated December 1, 2011

10.28 (11)	Form of Warrant Repricing Agreement

10.29 (11)	Form of Repriced Warrant

10.30 (14)	Amended and Restated Share Exchange Agreement by and between InterCore Energy, Inc., SRG International, Inc. and the shareholders of SRG dated January 15, 2013

10.31 (14)	Assignment and Assumption Agreement by and between InterCore Energy, Inc. and HLBC Distribution Company, Inc. dated January 15, 2013

10.32 (14)	Asset Purchase Agreement by and between InterCore Energy, Inc. and Rockland Group, LLC dated January 15, 2013

10.33 (15)	Promissory Note issued to Fandeck Associates, Inc., a Texas corporation, dated March 15, 2013

10.34 (15)	Letter Agreement with Fandeck Associates, Inc. dated April 17, 2013

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form 10-12G/A filed with the Commission on August 12, 2010.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 15, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 23, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 30, 2010.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 14, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 24, 2011.
(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2011.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2011.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 8, 2011
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 26, 2012
(14)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 29, 2013

(15)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InterCore, Inc.

Dated: November 12, 2014		/s/ James F. Groelinger
	By:	James F. Groelinger
Chief Executive Officer
and a Director

Dated: November 12, 2014		/s/ Frederick Larcombe
	By:	Frederick Larcombe
Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 12, 2014		/s/ Danielle Beauchamp
	By:	Danielle Beauchamp
Director

Dated: November 12, 2014		/s/ Claude Brun
	By:	Claude Brun
Director

Dated: November 12, 2014		/s/ James F. Groelinger
	By:	James F. Groelinger
Director and Chief Executive Officer

Dated: November 12, 2014		/s/ Harry Pond
	By:	Harry Pond
Director

Dated: November 12, 2014		/s/ Frederick A. Voight
	By:	Frederick A. Voight
Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InterCore, Inc.

We have audited the accompanying consolidated balance sheets of InterCore, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flow for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterCore, Inc. as of December 31, 2013 and 2012, and its results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has regularly incurred net losses and negative cash flows from operating activities since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY

November 12, 2014

InterCore, Inc. and Subsidiary

Consolidated Balance Sheets

	As of December 31,
	2013	2012

Assets

Current assets:

Cash	$23,225	$53,744
Accounts receivable	49,714	-
Prepaid expenses and other current assets	288,828	12,676

Total current assets	361,767	66,420

Investments	-	910,000

Total assets	$361,767	$976,420

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable	$253,970	$481,022
Accounts payable due to related parties	-	108,880
Accrued compensation	58,500	386,500
Accrued expenses	152,663	302,694
Notes payable	803,343	8,497
Note payable due to related party	800,000	714,938
Convertible notes payable	-	1,666,667
Deferred revenue	-	4,328

Total liabilities	2,068,476	3,673,526

Commitments and contingencies	-	-

Stockholders' deficiency:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 142,000 and 6,500,000 shares issued and outstanding as of December 31, 2013 and 2012 as follows:

Series A - Zero and 2,000,000 shares issued and outstanding with a liquidation preference of zero and $100,000 as of December 31, 2013 and 2012, respectively	-	200

Series B - Zero and 4,500,000 shares issued and outstanding with a liquidation preference of zero and $750,000 as of December 31, 2013 and 2012, respectively	-	450

Series C - Zero shares issued and outstanding as of December 31, 2013 and 2012, respectively	-	-

Series D - 142,000 and zero shares issued and outstanding with a liquidation preference of $1,420,000 and zero as of December 31, 2013 and 2012, respectively	14	-

Common stock, $0.0001 par value, 275,000,000 shares authorized, 40,595,031 and 2,192,090 shares issued and outstanding as of December 31, 2013 and 2012, respectively	4,059	219

Additional paid-in capital	12,428,791	5,194,040

Accumulated deficit	(14,108,050)	(7,892,015)

Accumulated other comprehensive gains	(31,523)	-

Total stockholders' deficiency	(1,706,709)	(2,697,106)

Total liabilities and stockholders' deficiency	$361,767	$976,420

The accompanying notes are an integral part of these consolidated financial statements.

InterCore, Inc. and Subsidiary

Consolidated Statements of Operations

and Comprehensive Loss

	For the years ended December 31,
	2013	2012

Revenues	$411,035	$5,672

Operating expenses:

Research and development	2,693,525	151,450
Charge for acquired in-process research and development	1,467,505	-
General and administrative	412,830	932,989
Charge for shares issued in connection with
Myself acquisition agreement (Note 6(g))	-	855,000

Total operating expenses	4,573,860	1,939,439

Operating loss	(4,162,825)	(1,933,767)

Other income (expense):

Settlement with Epec	(187,500)	-
Charge to expense for:
Loss on settlement of related party note payable	(883,628)	-
Loss on settlement with vendors	(170,650)	-
Loss on distribution of assets to HLBCDC (related party)	(327,000)	-
Interest expense - Note payable to Fandeck (related party)	(182,490)	-
Interest expense - Other	(301,942)	(249,618)

Other income (expense)	(2,053,210)	(249,618)

Loss before income taxes	(6,216,035)	(2,183,385)

Income tax expense	-	-

Net loss	(6,216,035)	(2,183,385)

Other comprehensive gain - Foreign currency transalation	(31,523)	-

Comprehensive loss	$(6,247,558)	(2,183,385)

Net loss per common share - Basic and diluted	$(0.86)	$(1.22)

Weighted average common shares outstanding - Basic and diluted	7,228,602	1,790,507

The accompanying notes are an integral part of these consolidated financial statements.

InterCore, Inc. and Subsidiary

Consolidated Statement of Stockholders' Deficiency

For the Years Ended December 31, 2012 and 2013

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional	Accumulated	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Other	Deficiency
													Comprehensive
													Income

Balance, December 31, 2011	2,000,000	$200	3,000,000	$300	-	$-	-	$-	1,484,642	$148	$3,433,962	$(5,708,630)		$(2,274,020)

Issuance of common stock for cash in connection with exercise of warrants (Note 8(g))	-	-	-	-	-	-	-	-	35,159	4	390,656	-		390,660

Issuance of shares in connection with the cashless exercise of warrants (Notes 8(h) and 10(d))	-	-	-	-	-	-	-	-	180,322	18	(18)	-		-

Issuance of shares in connection with investment in Epec Biofuels Holdings, Inc. (Notes 4(c) and 8(i))	-	-	-	-	-	-	-	-	100,000	10	99,990	-		100,000

Issuance of common stock for cash (Notes 8(j), 8(k), and 8(m))	-	-	-	-	-	-	-	-	202,100	20	80,480	-		80,500

Issuance of contingent shares in connection with Myself acquisition agreement (Notes 8(l) and 9)	-	-	1,500,000	150	-	-	-	-	180,000	18	854,832	-		855,000

Shares issued for services (Note 8(n))	-	-	-	-	-	-	-	-	9,867	1	257,772	-		257,773

Share-based compensation	-	-	-	-	-	-	-	-			76,366	-		76,366

Net loss	-	-	-	-	-	-	-	-				(2,183,385)		(2,183,385)
Balance, December 31, 2012	2,000,000	$200	4,500,000	$450	-	$-	-	$-	2,192,090	$219	$5,194,040	$(7,892,015)		$(2,697,106)

InterCore, Inc. and Subsidiary

Consolidated Statement of Stockholders' Deficiency

For the Years Ended December 31, 2012 and 2013

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional	Accumulated	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Other	Deficiency
													Comprehensive
													Income

Balance, December 31, 2012	2,000,000	$200	4,500,000	$450	-	$-	-	$-	2,192,090	$219	$5,194,040	$(7,892,015)	$-	$(2,697,106)

Conversion on January 23, 2013 of Series A Convertible Preferred Stock into common shares - Notes 9(a) and 10(b)	(2,000,000)	(200)	-	-	-	-	-	-	180,000	18	182	-	-	-

Conversion on January 23, 2013 of Series B Convertible Preferred Stock into common shares - Notes 9(b) and 10(c)	-	-	(4,500,000)	(450)	-	-	-	-	2,025,000	203	247	-	-	-

Issuance on January 23, 2013 of Series C Convertible Preferred Stock - Notes 4 and 9(c)	-	-	-	-	5,000,000	500	-	-	-	-	125,471	-	-	125,971

Issuance on January 10, 2013 of common stock with a fair value of $0.0055 per share in connection with modification of investment agreement with Epec Biofuels Holdings, Inc. - Notes 7(c) and 10(a)	-	-	-	-	-	-	-	-	250,000	25	137,475	-	-	137,500

Issuance on January 23, 2013 of common stock at $0.1667 per share in connection with the settlement of a note payable due to New Horizon - Notes 8(a) and 10(d)	-	-	-	-	-	-	-	-	90,562	9	1,509,352	-	-	1,509,361

Issuance on January 23, 2013 of common stock at $0.0032 per share with a fair value of $0.0080 in connection with the settlement of a note payable due to the Rockland Group - Notes 8(b)(i) and 10(e)	-	-	-	-	-	-	-	-	1,829,457	183	1,463,383	-	-	1,463,566

Issuance on January 23, 2013 of common stock at $0.0160 per share with a fair value of $0.0080 in connection with the settlement of an amount due to a vendor - Note 10(f)	-	-	-	-	-	-	-	-	148,000	15	229,985	-	-	230,000

Issuance on January 23, 2013 of common stock at $0.0032 per share with a fair value of $0.0080 in connection with the settlement of amounts due to vendors - Note 10(g)	-	-	-	-	-	-	-	-	353,312	35	282,614	-	-	282,649

Issuance on January 23, 2013 of common stock at $0.0032 per share with a fair value of $0.0080 in connection with the distribution/assumption of certain assets and liabilities to HLBC Distribution Company, Inc. - Notes 5 and 10(h)	-	-	-	-	-	-	-	-	402,038	40	321,590	-	-	321,630

Issuance of warrants on January 23, 2013
in connection with the
distribution/assumption of certain assets
and liabilities to HLBC Distribution
Company, Inc. - Notes 5 and 11(a)
	-	-	-	-	-	-	-	-	-	-	295,000	-	-	295,000

Issuance of warrants on March 15, 2013 in connection with the issuance of a contertible promissory note - Notes 8(g) and 11(c)	-	-	-	-	-	-	-	-	-	-	154,000	-	-	154,000

Issuance on April 17, 2013 of 100,000 shares of Series C Convertible Preferred Stock at $0.025 per share - Notes 8(g) and 9(c)	-	-	-	-	100,000	10	-	-	-	-	2,509	-	-	2,519

Issuance on April 24, 2013 of 7,597,100 shares of Series C Convertible Preferred Stock at $0.01 per share - Notes 8(g) and 9(c)	-	-	-	-	7,597,100	760	-	-	-	-	75,211	-	-	75,971

Issuance on various dates between August 8, 2013 and December 20, 2013 of 142,000 shares of Series D Preferred Stock at $10 per share net of commissions - Note 9(d)	-	-	-	-	-	-	142,000	14	-	-	1,338,986	-	-	1,339,000

Issuance on various date between May 7, 2013 and August 14, 2013 of warrants in connection with the issuance of notes payable - Notes 8(j) and 11(d)	-	-	-	-	-	-	-	-	-	-	50,351	-	-	50,351

Conversion on December 31, 2013 of 12,697,100 shares of Series C Convertible Preferred Stock into 29,882,435 shares of Common Stock - Notes 9(c) and 10(q)	-	-	-	-	(12,697,100)	(1,270)	-	-	29,882,413	2,988	(1,718)	-	-	-

Conversion on December 31, 2013 of notes payable and accrued interest aggregating $1,188,534 into 3,242,159 shares of Common Stock - Note 8(k)	-	-	-	-	-	-	-	-	3,242,159	324	1,188,210	-	-	1,188,534

Share based compensation - Warrants issued to management - Notes 10(b) and 10(d)	-	-	-	-	-	-	-	-	-	-	61,903	-	-	61,903

Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,216,035)	-	(6,216,035)

Unrealized gain on foreign currency transalation	-	-	-	-	-	-	-	-	-	-	-	-	(31,523)	(31,523)

Balance, December 31, 2013	-	$-	-	$-	-	$-	142,000	$14	40,595,031	$4,059	$12,428,791	$(14,108,050)	$(31,523)	$(1,706,709)

The accompanying notes are an integral part of these consoidated financial statements.

InterCore, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012

Cash flows used in operating activities:

Net loss	$(6,216,035)	$(2,183,385)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Charge for acquired in-process research and development	1,467,505	-
Stock-based compensation expense:
Common shares issued for services	-	257,773
Options issued for services	-	-
Warrants issued for services	61,903	76,366
Charge for shares issued in connection with Myself acquisition agreement	-	855,000
Charges related to Fandeck note recorded as interest expense:
Debt issuance charges	181,870	-
Amortization of debt discount	50,000	-
Charges related to Fandeck note recorded as interest expense:
Charges for issuance of common shares in connection with:
Settlement with Epec	137,500	-
Settlement of note due to Rockland	883,628	-
Settlement of trade accounts payable	170,649	-
Loss on distribution of assets and liabilities and issuance of common shares and warrants to HLBCDC	330,684	-

Changes in operating assets and liabilities:
Increase in accounts receivable	(49,714)	-
(Increase) decrease in prepaid expenses and other current assets	(261,447)	20,428
Increase in accounts payable	151,496	107,663
Increase (decrease) in accounts payable due to related parties	(108,880)	108,880
Increase in accrued compensation	58,500	248,500
Increase in accrued expenses	217,465	245,981
Increase (decraese) in deferred revenue	(4,328)	4,328

Net cash used in operations	(2,929,204)	(258,466)

Cash flows provided by (used in) investing activities:

Investment in HepatoChem	-	(110,000)
Investment in Legends and Heros	-	(75,000)
Investment in Epec	-	(275,000)

Net cash provided by (used in) investing activities	-	(460,000)

Cash flows provided by (used in) financing activities:

Proceeds from sale of preferred stock	1,339,000	-
Proceeds from sale of common stock	-	80,500
Proceeds from exercise of warrants	-	390,660
Proceeds from issuance of notes payable	787,152	-
Proceeds from issuance of notes payable to related party	-	250,150
Proceeds from issuance of convertible notes payable	1,100,000	-
Proceeds from issuance of convertible notes payable to related party	105,000	-
Proceeds from issuance of notes payable - Other	28,174	-
Repayment of notes payable	(429,120)	(1,522)

Net cash flows provided by financing activities	2,930,206	719,788

Net increase in cash	1,002	1,322

Effect of foreign exchange rate changes on cash	(31,521)	-

Cash - Beginning of year	53,744	52,422

Cash - End of year	$23,225	$53,744

InterCore, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$115	$1,625
Income taxes	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of Common and Preferred Stock:
Conversion of note payable into Series C Convertible Preferred Stock	$75,971	$-
Settlement of note payable to New Horizon, Inc.	$1,509,361	$-
Settlement of note payable to the Rockland Group, Inc.	$1,463,566	$-
Settlement of accounts payable	$513,053	$-
Distribution/assumption of assets and liabilities to HLBC Distribution Company, Inc.	$321,630	$-
Investment in Epec Biofuels Holdings, Inc.	$-	$100,000

Issuance of warrants - Transfer of assets and liabilities to HLBC Distribution Company, Inc.	$295,000	$-

Acquisition of SRG International, Inc.:
Acquisition of assets other than cash	$1,722,941	$-
Assumption of liabilities	$1,596,970	$-
Issuance of Series C Convertible Preferred Stock - Purchase Price	$125,971	$-

The accompanying notes are an integral part of these consolidated financial statements.

InterCore Energy, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2013

1)	Business

InterCore, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 29, 2010 as I-Web Media, Inc. On December 29, 2010, the Company changed its name to Heartland Bridge Capital, Inc. Through March 31, 2012, the Company operated as Heartland Bridge Capital, Inc. and focused primarily upon investments and acquisition opportunities primarily in products and companies involved in the market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management. On March 31, 2012, the Company decided to intensify its focus in the energy sector and the related opportunities within and, to that end, the Board of Directors elected to change the name of the Company to InterCore Energy, Inc.

On January 23, 2013 and as more fully described in Notes 4 and 5, the Company:

a)	Transferred investments to a related party in exchange for the assumption of certain obligations of the Company and then converted the majority of the remaining accounts payable, notes payable, and other commitments into shares of common stock; and

b)	Closed on a transaction with SRG International, Inc. ("SRG") and its shareholders whereby the Company acquired 100% of the outstanding common stock of SRG in exchange for ICOR's issuance of 5,000,000 shares of a newly created Series C Convertible Preferred Stock. Immediately after a reverse split of the Company's common stock, which occurred on December 31, 2013, all of the then outstanding shares of Series C Convertible Preferred Stock automatically converted into 80% of the then outstanding shares of the Company's common stock and the acquisition was accounted for as a purchase of a business. The holders of the Series C Convertible Preferred Stock did not originally perfect their interest in such securities due to non-performance of certain provisions of the acquisition agreement. On October 28, 2013, the Company waived such provisions.

During 2013 the operations of SRG consisted primarily of researching, developing, and testing the Driver Alertness Detection System ("DADS™"). DADS™ is designed around proprietary alertness detection technologies, which enables individuals to modulate their work activity based on real time assessment of their actual state of alertness. The DADS™ methodology employs a unique approach for assessing sleepiness and low alertness levels via the observed behavior of individuals in real work conditions.

On December 31, 2013, the name of the Company was changed to InterCore, Inc.

2)	Basis of Presentation and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $14,108,050 as of December 31, 2013. Cash used in operating activities during the year ended December 31, 2013 totaled $2,929,204 and the Company has a working capital deficiency of $1,706,709 as of December 31, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically financed its activities through the private placement of equity securities. Since inception, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs and, effective January 23, 2013, research, development, testing and commercialization of the DADS™ technology.

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

Research and Development - The Company expenses research and development costs as incurred. The Company incurred research and development expense of $2,693,525 and $151,450 during the year ended December 31, 2013 and 2012, respectively. Additionally, the Company recorded a charge for acquired research and development of $1,467,505 during the year ended December 31, 2013.

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

Stock-based compensation expense aggregated $61,903 and $334,139 for the year ended December 31, 2013 and 2012, respectively, and was classified in general and administrative expense.

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December, 2013 and 2012:

	2013	2012

Warrants	1,293,304	404,804
Series A Convertible Preferred Stock	-	180,000
Series B Convertible Preferred Stock	-	2,025,000
Convertible notes	-	240,687

Total	1,293,304	2,850,491

Investments - The Company accounts for investments in other entities under the cost method of accounting when the Company does not hold a significant interest in nor has any management control over those entities. The Company has not recorded any impairment for these investments.

Intangible Assets - The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method over periods ranging from five years to ten years based upon their estimated useful lives. The Company reviews them for impairment whenever events or changes in business circumstances indicate that the carrying amount of such assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flow expected to be derived from the use of those assets is less than their carrying values. No impairment loss was recorded during the years ended December 31, 2013 and 2012.

Fair Value - The Company determines the estimated fair value of amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2013 and, as of that date, the carrying value of all amounts approximates fair value.

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

The following are the major categories of assets were measured at fair value as of December 31, 2013 and 2012 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Level 1:	Level 2:	Level 3:	Total
	Quoted Prices	Significant	Significant	Assets
	In Active	Other	Unobservable	As Of
	Markets For	Observable	Inputs	The Year
	Identical	Inputs		Ended
Assets

December 31, 2012:

Investments	$-	$-	$910,000	$910,000
Intangible asset	$-	$-	$-	$-

December 31, 2013:

Investments	$-	$-	$-	$-
Intangible asset	$-	$-	$-	$-

Based on its assessments, the Company recorded an asset impairment charge of $2,950,000 related to the intangible asset during the year ended December 31, 2011 as further described in Note 6. Aside from the disposition of the investments and the intangible assets described in Notes 5, 6, and 7, there were no changes in fair value, including net transfers in and/or out of the Level 3 type asset/liability category, of all financial asset and liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2013.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation and amortization for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determined that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Based on its assessments, the Company recorded an immediate impairment charge for acquired research and development of $1,467,505 in connection with the acquisition of the SRG business. During the year ended December 31, 2012, the Company did not incur any impairment charges.

Financial Instruments - The Company records financial instruments consisting of cash, accounts receivable, and accounts payable at historical cost and notes payable at face value less principal repayments and considers such amounts to approximate fair value due to their short term nature of those instruments.

Contingent Liabilities - The Company records liabilities when it is probable a liability has been incurred and the amount can be reasonably estimated or determined. As of December 31, 2013 and 2012, there were no accruals for contingent liabilities.

Foreign Operations - The Company operates in the United States and Canada. Revenues and other financial statistics are attributed to the country in which each legal entity is domiciled. The financial information by geographic area is as follows:

	United
	States	Canada	Total

Twelve months ended December 31, 2013:
Revenues by geographic area	$644	$410,391	$411,035
Operating loss by geographic area	1,680,398	2,482,427	4,162,825
Net loss by geographic area	3,733,608	2,482,427	6,216,035

Twelve months ended December 31, 2012:
Revenues by geographic area	$5,672	-	$5,672
Operating loss by geographic area	1,933,767	-	1,933,767
Net loss by geographic area	2,183,385	-	2,183,385

As of December 31, 2013:
Identifiable assets by geographic area	$32,370	$329,397	$361,767
Long lived assets by geographic area	-	-	-

As of December 31, 2012:
Identifiable assets by geographic area	$976,420	-	$976,420
Long lived assets by geographic area	-	-	-

Leases - The Company's policy is to amortize leasehold improvements over the lesser of the useful life of the asset or the initial term of the related lease. During the years ended December 31, 2013 and 2012, the Company leased its office space on a month-to-month basis. Rental expense under those operating leases for the years ended December 31, 2013 and 2012 totaled $46,399 and $2,419, respectively.

Credit Risk and Concentrations - Financial instruments that subject the Company to credit risk consist principally of cash and accounts receivable.

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at a foreign financial institution for its 100%-owned subsidiary. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The Company does not require collateral for financial instruments subject to credit risk such as accounts receivable. The Company believes that credit risk is limited because the Company is familiar with the nature of operations of its customers. However, if appropriate and based upon the credit risk of its customers, the Company's policy is to establish an allowance for uncollectible accounts and periodically reassess the need for such allowances.

During the year ended December 31, 2013, the Company earned 99.8% of its revenues of $411,035 from one customer. As of December 31, 2013, that customer represented 100% of the Company's accounts receivable balance of $49,714. During the year ended December 31, 2012, the Company earned 100% of its revenues of $5,672 from another customer. As of December 31, 2012, the Company had no outstanding accounts receivable.

b)	Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this new guidance, companies must present this unrecognized tax benefit in the financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU removes the definition of a development stage entity from the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from generally accepted accounting principles. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders' equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company elected to adopt this ASU effective during the fiscal year ended December 31, 2013 and such adoption resulted in the removal of previously required development stage disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This ASU requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. I f substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

4)	Acquisition of SRG International, Inc.

On January 23, 2013, the Company closed on a transaction contemplated by an Amended and Restated Share Exchange Agreement (the “Agreement”) with SRG International, Inc., a Quebec Province corporation, (“SRG”) and the shareholders of SRG pursuant to which the holder of 100% of the outstanding common stock of SRG transferred to the Company all of the common stock of SRG in exchange for the issuance of 5,000,000 shares of the Company's newly created Series C Convertible Preferred Stock for the purpose of acquiring SRG's in-process research and development. Immediately after a reverse split of the Company's common stock, which occurred on December 31, 2013, all of the then outstanding shares of Series C Convertible Preferred Stock automatically converted into 80% of the then outstanding shares of the Company's common stock. The holders of the Series C Convertible Preferred Stock did not originally perfect their interest in such securities due to non-performance of certain provisions of the acquisition agreement. On October 28, 2013, the Company waived such provisions.

The 5,000,000 shares of Series C Convertible Preferred Stock issued on January 23, 2013 in connection with this transaction were valued at $125,971, or $0.025 per share.

The acquisition of SRG was accounted for by the Company as a purchase of a business whereby assets acquired and liabilities were recorded at their estimated fair values as of the date of the acquisition and the results of operations of SRG have been consolidated with those of the Company from the date of the acquisition.

The purchase price was allocated as follows:

Assets:
Acquired in-process research and development	$1,467,505
Other current assets	14,705
1,482,210

Liabilities:
Accounts payable	112,896
Accrued expenses	34,703
Notes payable	1,208,640
1,356,239

Purchase price (Fair value of Preferred Stock - $0.025 per share)	$125,971

The Company performed a valuation to estimate the fair value of its Series C Convertible Preferred as of the date of acquisition. To determine the value of the equity instrument the Company considered the following three possible valuation methods: (1) the income approach, (2) the market approach and (3) the cost approach to estimate the enterprise value.

The income approach focuses on the income-producing capability of a business by estimating value based on the expectation of future cash flows that a company will generate - such as cash earnings, cost savings, tax deductions, and the proceeds from disposition. These cash flows are discounted to the present using a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The selected discount rate is generally based on rates of return available from alternative investments of similar type, quality and risk.

The market approach valuation method measures the value of an asset or business through an analysis of recent sales or offerings of comparable investments or assets. When applied to the valuation of equity interests, consideration is given to the financial condition and operating performance of the entity being appraised relative to those of publicly traded entities operating in the same or similar lines of business, potentially subject to corresponding economic, environmental and political factors and considered to be reasonable investment alternatives.

The Company selected a Market Approach to estimate the fair value of the Series C Convertible Preferred Stock as the Company sold a convertible note during the year ended December 31, 2013 that was convertible into the same Series C Convertible Preferred Stock in the acquisition of SRG (see Note 9(c)). Based on the Company’s evaluation of the convertible debt payable of $75,971 the debt was convertible into 7,597,100 shares of Series C Convertible Preferred Stock.

Upon consummation of the acquisition, all of the excess purchase price was allocated to in-process research and development. SRG's in-process research and development consisted of the DADS™ technology, a system designed around proprietary alertness detection technologies which helps operators (such a drivers of motor vehicles) in modulating their work activity based on real time knowledge of their actual state of alertness.

As of the date of the acquisition, SRG had only produced a beta model and has not taken the DADS™ System to market. The Company was unable to determine the commercial viability of such technology and, accordingly, recorded an impairment charge of $1,467,505 to the statement of operations for acquired in-process research and development.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and SRG for the years ended December 31, 2013 and 2012 as if the acquisition had occurred on January 1, 2012 instead of January 23, 2013. The following pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	Results	Pro	Pro
	As	Forma	Forma
	Reported	Adjustment	Results

For the year ended December 31, 2013:

Revenues	$411,035	$-	$411,035
Net loss	$(6,216,035)	$1,461,406	$(4,754,629)
Weighted average number of common shares outstanding	7,288,602	-	37,352,873
Loss per common share - Basic and fully diluted	$(0.86)	$-	$(0.13)

The pro forma adjustment consists of:

Elimination of charge to expense for acquired in-process research and development		$1,467,505
Interest expense		(6,099)
		$1,461,406

For the year ended December 31, 2012:

Revenues	$5,672	$-	$5,672
Net loss	$(2,183,385)	$(1,563,524)	$(3,746,909)
Weighted average number of common shares outstanding	1,790,507	-	37,352,873
Loss per common share - Basic and fully diluted	$(1.22)	$-	$(0.10)

The pro forma adjustment consists of:

Charge to expense for acquired in-process research and development		$(1,467,505)
Interest expense		(96,019)
		$(1,563,524)

The pro forma adjustments above for 2013 and 2012 assume that all Series C Convertible Preferred Stock issued in connection with the acquisition and financing of SRG occurred on January 1, 2012 converted into shares of the Company's common stock on that date. There were no other pro forma adjustments for 2012 as SRG did not have operations during that period.

5)	Distribution of Assets and Assumption of Liabilities

On January 23, 2013 and simultaneously with the closing of the Share Exchange Agreement described above, the Company closed on a transaction contemplated by an Assignment and Assumption Agreement with HLBC Distribution Company, Inc., an entity ("HLBCDC") controlled by the president of New Horizons, Inc, the Company's majority shareholder. Pursuant to that agreement, certain assets of the Company were distributed to HLBCDC in exchange for HLBCDC assuming certain liabilities of the Company. It is intended that New Horizon, Inc. and certain member of ICOR's Board of Directors and management team will collectively receive 78% of the future economic benefit, if any, derived from the ownership of those assets by HLBCDC after the satisfaction of the assumed liabilities.

As more fully described in the footnotes on the following pages, the assets distributed to HLBCDC had an aggregate value of $1,316,630 and consisted of:

a)	The shares the Company owned in Legends & Heroes, Inc. and Epec Biofuels Holdings, Inc. as well as the intangible rights associated with the Myself™ pelvic muscle trainer and a novel medical applicator referred to as the “Soft and Smooth Assets” with a collective carrying value of $700,000 as described in Notes 6, 7(b), and 7(c);

b)	402,038 shares of the Company's common stock with a negotiated value of $127,446, or $0.32 per share, and a fair value of $321,630, or $0.80 per share as described in Note 10(p); and

c)	A warrant to purchase 500,000 shares of the Company's common stock at the exercise price of $0.55 per share, the fair market value of such shares on the date of the closing, which was valued at $295,000 through the use of the Black-Scholes valuation formula as described in Note 11(d);.

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

In connection with the distribution of assets and the assumption of liabilities described above, the Company recorded a charge to expense for the loss associated with that distribution in the amount of $330,684 during the year ended December 31, 2013.

6)	Intangible Assets

During the year ended December 31, 2011, the Company recorded an impairment charge of $2,950,000 which represented the full carrying value of the Myself pelvic muscle trainer intangible asset as the entity developing and marketing this product had not provided sufficient information to enable the Company to continue to carry this asset at its previous value.

As of December 31, 2012, the company continued to own this asset and its carrying value was zero.

On January 23, 2013, this asset was distributed in connection with a transaction more fully described in Note 5.

As of December 31, 2013, the company did not own any intangible assets.

7)	Investments

Investments as of December 31, 2013 and 2012 consisted of the following:

	2013	2012

HepatoChem, Inc.	$-	$210,000

Legends and Heroes, Inc	-	325,000

Epec Biofuels Holdings, Inc.	-	375,000

Total	$-	$910,000

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

b)	22,500 shares of the Company's common stock; and

c)	A commitment to pay an additional $600,000 in cash on or before August 15, 2012;

ii)	8,000,000 of the 20,000,000 shares of Epec were issued to the Company and the balance of 12,000,000 shares will be issued upon the full payment of the $600,000 described above; and

iii)	The Company had the right through May 2015 to elect one seat on Epec's Board of Directors and a second seat upon payment of the $600,000 described above.

The terms of this investment agreement were modified on August 23, 2012 and the Company made payments aggregating $50,000 through that date. The new terms provided for the remaining $550,000 to be paid in weekly installments of $25,000 from September 2012 through February 2013. In connection with the modification of the terms of this agreement, the Company agreed to issue an additional 77,500 shares of the Company's common stock which was valued at fair market value and recorded as an additional cost of the investment in Epec. The Company made five of the installment payments described above through December 31, 2012 and was not in compliance with the investment agreement as of that date. However, Epec did not issue the Company a formal notice of default.

The Company accounted for this investment at cost through December 31, 2012 as follows:

Cash	$275,000
Issuance of 10,000,000 shares of ICOR common stock at fair value	100,000
Total	$375,000

On January 10, 2013, Epec and the Company modified the agreement whereby:

i)	The number of Epec shares to be issued to the Company was reduced to 12,500,000 and all such shares were released to the Company;

ii)	The Company's remaining payment obligation to Epec of $475,000 was reduced to $100,000;

iii)	The Company made a $50,000 payment; and

iv)	Epec could convert the Company's remaining obligation of $50,000 into the Company's common stock at $0.20 per share.

The Company accounted for the $50,000 payment as a cost of modifying the Epec investment agreement and, therefore, recorded a charge to expense in that amount during the year ended December 31, 2013.

On January 16, 2013 and as described in Note 10(i), Epec converted the remaining payment obligation of $50,000 into 250,000 shares of the Company's common stock. The Company considered the fair value of those shares to be $137,500, or $0.55 per share, based upon the closing market price that day and accounted for that issuance as a cost of modifying the Epec investment agreement and recorded a charge to expense in that amount during the year ended December 31, 2013.

On January 23, 2013, this asset was distributed in connection with a transaction more fully described in Note 5.

8)	Notes Payable

Notes payable as of December 31, 2013 and 2012 consisted of the following:

	2013	2012

Convertible note payable - New Horizon	-	$1,666,667

Note payable due to related party - Rockland	-	714,938

Note payable - Huppe	$800,000	-

Series of Notes Payable due May 1, 2014, net of unamortized discount of $19,230	644,770	-

Epec	150,000	-

Other	8,573	8,497

Total	$1,603,343	$2,390,102

The notes payable listed above were classified as current liabilities as of December 31, 2013 and 2012. Additionally, the Company entered into and repaid a number of notes payable as described in the following paragraphs.

a)	Convertible note payable - New Horizon

On December 8, 2010, the Company issued to New Horizon a convertible note payable in the amount of $2,000,000 in connection with the acquisition of rights to a royalty stream related to the sales of the Myself pelvic muscle trainer. This note accrues interest at the rate of 10% per annum and matured on June 30, 2012. Principal and accrued interest was convertible into common stock at the rate of $16.70 per share at any time at the option of the holder. The Company had the option at any time to pay principal and accrued interest with common stock in lieu of cash at the rate of $11.10 per common share.

On March 31, 2011, the Company elected to pay principal of $333,333 and accrued interest of $60,821 through the issuance of 35,474 shares of common stock at the rate of $11.10 per share as permitted under the terms of the note.

As of December 31, 2012, the Company was not in compliance with the terms of this note due to non-payment of principal and interest. However, the note holder did not issue the Company a formal notice of default.

On January 23, 2013, the total amount due to New Horizon of $1,959,361 was satisfied through:

i)	The conversion by New Horizon of principal and accrued interest in the amounts of $1,216,667 and $292,694, respectively, into 90,562 shares of the Company's common stock at the rate of $16.67 per share pursuant to the terms of the note dated December 8, 2010. The Company accounted for this transaction as a decrease to notes payable and accrued expenses with a corresponding increase of $1,509,361 to stockholders' equity as described in Note 10(l).

ii)	The assumption of the remaining principal in the amount of $450,000 by HLBCDC as described in Note 5.

b)	Note payable due to related party - Rockland

On various dates from December 16, 2010 through December 31, 2012, the Company entered into a series of short term notes with the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors in the aggregate principal amount of $581,447. During that period, principal and interest due for all these notes were consolidated into one note as of December 31, 2012 in the principal amount of $714,938 which accrued interest at the rate of 15% per annum and matured on March 31, 2013.

During January, 2013, the Rockland Group advanced and additional $75,000 to the Company.

On January 23, 2013, the total amount due to the Rockland Group of $789,938 was satisfied as follows:

i)	$210,000 in connection with the distribution of the Company's investment in HepatoChem, Inc. to the Rockland Group as also described in Note 7(a). As the Company's carrying value of this investment was $210,000, there was no gain or loss recorded in connection with this transaction.

ii)	$579,938 in connection with the issuance of 1,829,457 shares of the Company's common stock at the rate of $0.32 per share. The Company determined the fair value of those shares to be $1,463,566, or $0.80 per share based upon the closing market price that day and accounted for this issuance as a settlement of notes payable of $579,938 and a charge to expense of $883,628 during the year ended December 31, 2013 as also described in Note 10(m).

c)	Note payable - Huppe

On September 14, 2012, SRG, a wholly owned subsidiary of the Company, issued a note payable to Mr. Huppe, an individual, in the amount of $1,200,000 in connection with SRG's acquisition of all rights and interests in the DADS™ technology. This note accrued interest at the rate of 8% per annum and matured on March 15, 2013. During the year ended December 31, 2013, the principal amount outstanding has been reduced by $400,000.

As of December 31, 2013, the Company is not in compliance with the terms of this note due to non-payment of principle and interest. However, the note holder has not issued the Company a formal notice of default.

d)	Note payable - Despres #1

On February 15, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Le Groupe Despres, Inc. in the amount of $80,000 Canadian dollars ($76,000 in US dollars as of September 30, 2013). This note accrued interest at the rate of 25% per annum compounded daily basis and was payable on demand.

On October 17, 2013 this note and accrued interest was paid in full.

e)	Note payable - Despres #2

On March 15, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Le Groupe Despres, Inc. in the amount of $130,000 Canadian dollars ($123,500 in US dollars as of September 30, 2013). This note accrued interest at the rate of 25% per annum compounded daily basis and was payable on demand.

On October 17, 2013 this note and accrued interest was paid in full.

f)	Note payable - Doucet

On March 15, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Yves Doucet, an individual, in the amount of $100,000 Canadian dollars ($95,000 in US dollars as of September 30, 2013). This note accrued interest at the rate of 25% per annum compounded daily basis and was payable on demand.

On October 17, 2013 this note and accrued interest was paid in full.

g)	Convertible note payable with face value of $75,000 due to related party - Fandeck

On March 15, 2013, the Company issued a note payable to Fandeck Associates, Inc. ("Fandeck") in the amount of $50,000 plus a warrant for the purchase of 200,000 shares of the Company's common stock at $1.00 per share for a period of five years, and received proceeds of $50,000. These warrants were 100% vested upon issuance. This note was due on April 15, 2013 along with a $25,000 service fee and accrued interest on the principal at the rate of 18% per annum compounded daily. Anytime after April 15, 2013, the holder could convert all amounts due in connection with this note into the Company's Preferred Series C Stock at the rate of $0.01 per share. Fandeck is an investment group managed by the Company's Vice President of Investments. The warrant was valued at $154,000.

The interest expense associated with this note for the year ended December 31, 2013 consisted of the following:

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

On April 17, 2013, the Company and the holder reached an agreement whereby the Company issued 100,000 shares of its Preferred Series C Stock to the holder of the note and the due date was revised to April 23, 2013. Consistent with the accounting for the acquisition of SRG described in Note 4, those shares were valued at $0.025 per share and, therefore, $2,519 was classified as interest expense.

On April 24, 2013 and as a result of non-payment of the note upon its due date, the holder issued the Company a notice of default and a notice of conversion of $75,971 due in connection with the note into 7,597,100 shares of Preferred Series C Stock as further described in Note 9(c).

h)	Note payable - Seliztrine #1

On April 3, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Gestion Seliztrine, an individual, in the amount of $150,000 Canadian dollars ($142,500 in US dollars as of September 30, 2013). This note accrued interest at the rate of 25% per annum compounded daily basis and was payable on demand.

On October 17, 2013 and as also described in Note 15(b)(ii), this note and accrued interest was paid in full.

i)	Note payable - Seliztrine #2

On May 1, 2013, SRG, a wholly owned subsidiary of the Company, issued a note payable to Gestion Seliztrine, an individual, in the amount of $225,000 Canadian dollars. This note accrued interest at the rate of 25% per annum compounded daily basis and was payable on demand.

On October 17, 2013 this note and accrued interest was paid in full.

j)	Series of Notes Payable due May 1, 2014

On various dates between May 7, 2013 and August 14, 2013, the Company issued a series of notes payable in the aggregate amount of $664,000 plus warrants for the purchase of 16,600,000 shares of the Company's common stock at $0.02 per share until May 1, 2017. These warrants were 100% vested upon issuance. These notes mature on May 1, 2014 and accrue interest at the rate of 12% per annum for the first six months they are outstanding and then 18% per annum thereafter. The warrants were valued at $54,925.

The interest expense associated with this note for the year ended December 31, 2013 consisted of the following:

Accrued interest of the face amount of the note	$46,738
Amortization of debt discount	31,121
$77,859

k)	Series of Convertible Notes Payable due April 1, 2014

On various date between August 19, 2013 and October 18, 2013, the Company issued a series of convertible notes payable in the aggregate amount of $1,155,000. These notes matured on April 1, 2014, accrued interest at the rate of 12% per annum compounded daily, and were collectively convertible at the option of the holders into 7.74% of the Company's then outstanding number of common shares after the conversion of the Preferred Series C Stock. On December 31, 2013 these notes and accrued interest totaling $1,188,534 were converted into 3,242,159 shares of the Company's common stock.

9)	Preferred Stock

a)	Series A Convertible Preferred Stock

Series A Convertible Preferred Stock has the following rights and preferences: (i) Dividend rights equal to the dividend rights of the Company's common stock; (ii) A $100,000 liquidation preference over the Company's common stock; (iii) Each share of Series A Convertible Preferred Stock is convertible into 0.09 shares of the Company's common stock; (iv) No redemption rights; (v) No call rights by the Company; (vi) Each share of Series A Convertible Preferred stock has 2.25 votes on all matters validly brought to the common stockholders for approval; (vii) Mandatory approval by a majority of the Series A Convertible Preferred stockholders for certain change of control transactions by the Company; and (viii) Other rights and preferences to be determined by the Company's Board of Directors.

On January 23, 2013, the holder of the 2,000,000 shares outstanding of Series A Convertible Preferred Stock elected to convert them into shares of the Company's common stock as permitted under the rights and preferences described above and the Company issued 180,000 shares of common stock as described in Note 10(j).

b)	Series B Convertible Preferred Stock

Series B Convertible Preferred Stock has the following rights and preferences: (i) Dividend rights equal to the dividend rights of the Company's common stock; (ii) A $750,000 liquidation preference over common stock and equal in nature to that of the Company's Series A Convertible Preferred Stock; (iii) Each share of Series B Convertible Preferred Stock is convertible into 0.05 shares of the Company's common stock; (iv) No redemption rights; (v) No call rights by the Company; (vi) Each share of Series B Convertible Preferred Stock has 0.01 vote on all matters validly brought to the common stockholders; and (vii) Other rights and preferences to be determined by the Company's Board of Directors.

On January 23, 2013, New Horizon, Inc., the holder of the 4,500,000 shares outstanding of Series B Convertible Preferred Stock and one of the largest shareholders of the Company's common stock, elected to convert those preferred shares into shares of the Company's common stock as permitted under the rights and preferences described above and the Company issued 2,025,000 shares of common stock as described in Note 10(k).

c)	Series C Preferred Stock and Change of Control

Series C Convertible Preferred Stock has the following rights and preferences: (i) All shares will automatically convert into a number of common shares equal to four times the number of outstanding common shares immediately upon the effectiveness of a 100 to 1 reverse split of those outstanding common shares which occurred on December 31 2013. The resulting effect was that the collective holders of the Series C Convertible Preferred Stock then owned 80% of the outstanding common shares of the Company immediately after such conversion; (ii) dividend rights equal to the dividend rights of the Company's common stock; (ii) a liquidation preference over common stock and equal to that of the original issue price of the Series C Convertible Preferred Stock; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series C Convertible Preferred Stock is entitled to vote on an "as converted" basis on all matters validly brought to the common stockholders; and (vii) other rights and preferences to be determined by the Company's Board of Directors.

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

On April 24, 2013 and as a result of non-payment of a note due to Fandeck upon its due date as described in Note 8(g), the holder of such note issued the Company a notice of default and a notice of conversion of $75,971 due into 7,597,100 shares of Preferred Series C Stock at $0.01 per share. This resulted in Fandeck, an investment group managed by the Company's Vice President of Investments, owning 61% of the total shares of Preferred Series C Stock.

On December 31, 2013 and immediately after the reverse stock split of common stock and upon the conversion of Preferred Series C Stock, the Company issued 29,882,413 shares of common stock representing 80% of the Company's then outstanding shares of common stock. Fandeck then owned 49% of the Company's outstanding common stock. In light of the holder's relationship with other common shareholders, this transaction resulted in a change in control transaction.

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

On various dates from August 8, 2013 to December 31, 2013, the Company raised $1,420,000 through the sale of 142,000 shares of Series D Preferred Stock and received net proceeds of $1,339,000.

10)	Common Stock

On May 15, 2012, the Company effected a nine-for-one forward stock split of its Common Stock and increased the total number of authorized shares of Common Stock to 750,000,000. On December 31, 2013, the Company effected a one hundred-for-one reverse stock split of its Common Stock and decreased the total number of authorized shares of Common Stock to 275,000,000. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for those actions.

a)	On May 16, 2012, the Company issued 35,159 shares of common stock at $11.11 per share to private investors in connection with the exercise of warrants and received proceeds of $390,308.

b)	On May 16, 2012, the Company issued 180,322 shares of common stock pursuant to the exercise of warrants by the holders for the purchase 270,000 shares of common stock utilizing the cashless exercise provision of those instruments. This transaction was accounted for as an increase to common stock of $1,803, representing the par value of the shares issued, with a corresponding decrease to additional paid-in capital.

c)	On May 21, 2012 and August 23, 2012, the Company issued an aggregate of 100,000 shares of common stock in connection with an investment in Epec Biofuels Holdings, Inc. as more fully described in Note 4(c).

d)	On various dates from July 18, 2012 through November 29, 2012, the Company issued 15,710,000 shares of common stock at $0.332 to$0.050 per share to private investors and received proceeds of $65,500.

e)	On July 25, 2012, the Company issued 5,000,000 shares of common stock at $0.005 per share to the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors, and received proceeds of $25,000.

f)	On August 31, 2012 and as more fully described in Note 9, the Company issued 18,000,000 shares of Common Stock pursuant to the terms of an agreement dated December 9, 2010 for the acquisition of a royalty stream related to the Myself pelvic muscle trainer and recorded a charge to expense during the year ended December 31, 2012.

g)	On October 1, 2012, the Company issued 4,500,000 shares of common stock at $0.0033 per share to New Horizon, Inc., one of our largest shareholders, and received proceeds of $15,000.

h)	On various dates during the years ended December 31, 2012, the Company issued 9,867 shares of common stock under the terms of a service agreement. Such shares were valued at an average of $26 per share based upon the most recent closing price of the Company's shares on the date they were earned. During the year ended December 31, 2012, the Company recorded expense in this connection of $257,773 and classified that amount in general and administrative expense

i)	On January 16, 2013 and as more fully described in Note 7(c), the Company issued 250,000 shares of common stock in connection with the modification of an investment agreement with Epec. The Company determined the fair value of those shares to be $137,500, or $0.55 per share, based upon the closing market price of the Company's stock on that day, and accounted for that issuance as a cost of modifying the Epec investment agreement and, therefore, recorded an expense in that amount during the year ended December 31, 2013.

j)	On January 23, 2013 and as more fully described in Note 9(a), the Company issued 180,000 shares of common stock in connection with the conversion of Series A Convertible Preferred Stock.

k)	On January 23, 2013 and as more fully described in Note 9(b), the Company issued 2,025,000 shares of common stock in connection with the conversion of Series B Convertible Preferred Stock.

l)	On January 23, 2013 and as more fully described in Note 8(a)(i), the Company issued 90,562 shares of common stock at $16.67 per share in connection with the conversion of principal and accrued interest totaling $1,509,361 due to New Horizon pursuant to the terms of a note dated December 8, 2010. The Company accounted for this transaction as a settlement of notes payable and accrued expenses with a corresponding increase to stockholders' equity.

m)	On January 23, 2013 and as more fully described in Note 8(b)(ii), the Company issued 1,829,457 shares of common stock at $0.32 per share in connection with the conversion of principal and accrued interest totaling $579,938 due to the Rockland Group. The Company accounted for this transaction as an increase of $1,463,566 to stockholders equity, a settlement of notes payable and accrued expenses of $579,938 and a charge to expense of $883,628 during the year ended December 31, 2013.

n)	On January 23, 2013, the Company issued 148,000 shares of common stock at $1.60 per share in connection to a vendor in satisfaction of a payable in the amount of $230,000. The Company accounted for this transaction as a settlement of accounts payable with a corresponding increase in the same amount to stockholders' equity.

o)	On January 23, 2013 the Company issued 353,312 shares of common stock at $0.32 per share to two vendors in satisfaction of payables in the amount of $112,000. The Company considered the fair value of those shares to be $282,649, or $0.80 per share, based upon the closing market price of the Company's stock on that day. The Company accounted for this transaction as a settlement of accounts payable of $112,000, an increase to equity of $282,649, and a charge to expense of $170,650 during the year ended December 31, 2013.

p)	On January 23, 2013 and as more fully described in Note 5, the Company issued 402,038 shares of common stock in connection with the distribution/settlement of certain assets and liabilities to HLBC Distribution Company. The Company determined the fair value of those shares to be $321,630, or $0.80 per share, based upon the closing market price of the Company's stock on that day and accounted for this transaction as an increase to equity in the same amount.

q)	On December 31, 2013 and as more fully described in Note 9(c), the Company issued 29,882,413 shares of common stock in connection with the conversion of Series C Convertible Preferred Stock.

r)	On December 31, 2013 and as more fully described in Note 8(k), the Company issued 3,242,159 shares of common stock at $0.367 per share in connection with the conversion of notes payable with principal and accrued interest totaling $1,188,534. The Company accounted for this transaction as a settlement of notes payable and accrued expenses with a corresponding increase to stockholders' equity.

11)	Warrants

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

Assumptions made in calculating the fair value of warrants during the years ended December 31, 2013 and 2012 were as follows:

Risk free interest rate	0.8 to 2.7%	0.3% to 1.7%
Dividend yield	Zero	Zero
Volatility	100%	100%
Expected term	3.0 to 9.3 years	1.6 to 10.0

Activity during the years ended December 31, 2012 and 2013 was as follows:

a)	On April 13, 2012 and May 14, 2012, the Company entered into warrant repricing agreements wherein the exercise price for Series C, D, and E Warrants of $56.00, $44.00, and $33.00 per share, respectively, were collectively revised to $5.60 per share. The Company recorded no expense during the year ended December 31, 2012 in connection with such repricing as the incremental value was determined to be de minimus.

b)	On May 15, 2012, as previously described in Note 10(b), warrants for the purchase 270,000 shares of common stock were exercised by the holders utilizing the cashless exercise provision of those instruments.

c)	On July 20, 2012, the Company granted warrants to officers and members of management for the purchase of 235,000 shares of common stock at prices ranging from $12.00 to $30.00 per share. Such warrants vest in equal amounts on February 1, 2013, August 1, 2013, and February 1, 2014. During the years ended December 31, 2013 and 2012, the Company recorded stock-based compensation of $61,903 and $76,366 in this connection.

d)	On January 23, 2013 and in connection with the transaction described in Note 5, the Company issued a warrant for the purchase of 500,000 shares of the Company's common stock at the exercise price of $0.55 per share through January 23, 2018. The fair market value of such shares on that date was $0.80. The warrant was valued at $295,000 and that amount was included in the computation of the loss of $330,684 in connection with that transaction recorded by the Company during the year ended December 31, 2013.

e)	Effective February 1, 2013, the Company entered into a service agreement with Frederick Larcombe to fulfill the role of its Chief Financial Officer for a period of three months. This agreement, as amended, consisted of compensation of $22,500 in cash and a warrant for the purchase of 22,500 shares of the Company's common stock at $1.00 per share for a period of five years. This warrant vested immediately upon issuance, contained provisions for a cashless exercise, was valued at $9,000, and was recorded as stock-based compensation expense during the year ended December 31, 2013.

f)	On March 15, 2013 and in connection with the transaction described in Note 8(g) regarding the issuance of a convertible promissory note, the Company issued a warrant for the purchase of 200,000 shares of the Company's common stock at the exercise price of $1.00 per share through April 25, 2018. The warrant was valued at $154,000 and that amount was included in accounting for the convertible promissory note referred to above. This warrant was 100% vested upon issuance.

g)	On various date between May 7, 2013 and August 14, 2013 and in connection with the issuance of notes payable as described in Note 8(j), the Company issued a series of warrants for the purchase of 166,000 shares of the Company's common stock at $2.00 per share through May 1, 2017. These warrants were valued at $50,351 and that amount was included in accounting for the notes payable referred to above. These warrants were 100% vested upon issuance.

A summary of the changes in warrants outstanding during the years ended December 31, 2013 and 2012 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at December 31, 2011	474,963	$33.33	1.1	-
Granted	235,000	$21.00
Exercised - Cash	(35,159)	$6.00
Exercised - Cashless exercise	(270,000)	$6.00
Forfeited	-
Outstanding at December 31, 2012	404,804	$14.00	5.1	-
Granted	888,500	$0.90
Exercised	-
Forfeited	-
Outstanding at December 31, 2013	1,293,304	$6.80	4.2	$405,625

Warrants exercisable at December, 2013	1,293,304	$5.80	3.9	$405,625

12)	Charge for Shares Issued in Connection with Myself Acquisition Agreement

On August 31, 2012 and under the terms of an agreement dated December 8, 2010, the Company issued an additional 1,500,000 and 180,000 shares of Series B Convertible Preferred and Common Stock, respectively. That agreement was the vehicle through which the Company acquired the rights to a royalty stream related to the sales of the Myself pelvic muscle trainer. The additional shares were required to be issued as the average closing price of the Company's Common Stock did not reach a price threshold during July 2012 as specified in that agreement.

Those shares of Series B Preferred and Common Stock were valued at $0.45 and $1.00 per share, respectively, based upon the closing price of the Company's common shares on August 31, 2012 for total amounts of $675,000 and $180,000, respectively. During the year ended December 31, 2011, the Company had recorded an impairment charge which represented the full carrying value of the Myself pelvic muscle trainer intangible asset. Therefore, the $855,000 aggregate value of the Series B Preferred and Common Stock shares issued on August 31, 2012 was recorded as a charge to expense during the year ended December 31, 2012.

13)	Licensing/Sale Agreement

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

The licensing fee is being amortized to income ratably over the term of the agreement. During the year ended December 31, 2013, the Company recognized revenue of $5,672 in connection with this agreement.

Biopack is a related party as it is controlled by the Rockland Group, the Company's majority shareholder and an entity controlled by one of the Company's Directors.

On January 23, 2013, this asset was distributed in connection with a transaction as more fully described in Note 5.

14)	Income Taxes

United States and international components of loss before income taxes for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012

Domestic	$3,733,600	$2,183,400
Foreign	2,482,400	-
Loss before income taxes	$6,216,000	$2,183,400

The income tax provision (benefit) for the years ended December 31, 2013 and 2012 consists of the following:

	2013	2012
Federal:
Current	$-	$-
Deferred	120,300	(358,800)
State and Local:
Current	-	-
Deferred	21,200	(63,300)
Foreign:
Current	-	-
Deferred	(657,800)	-
Change in valuation allowance	516,300	422,100
Income tax provision (benefit)	$-	$-

The provision (benefit) for income taxes using the United States statutory federal tax rate as compared to the Company’s effective tax rate for the years ended December 31, 2013 and 2012 is summarized as follows:

	2013	2012

Federal statutory rate	(34.0)%	(34.0)%
State tax rates, net of Federal benefit	(6.0)%	(6.0)%
Non-deductible stock-based compensation	9.8%	21.0%
Write-off of intangible asset	16.5%	0.0%
Rate differential	5.4%	0.0%
Change in valuation allowance	8.3%	19.0%
Effective Rate	-%	-%

As of December 31, 2013 and 2012 the deferred tax asset consisted of the following:

	2013	2012

Net operating loss	$2,409,400	$895,100
Stock-based compensation and warrants	55,300	30,500
Intangible Asset Amortization	0	1,022,700
Accrued Compensation	154,600	154,600
Total Deferred Tax Assets	2,619,300	2,102,900
Valuation Allowance	(2,619,300)	(2,102,900)
Deferred tax asset, net of valuation allowance	$-	$-

As of December 31, 2013 and 2012, the Company had approximately $4,379,000 and $2,238,000, respectively, of federal and state net operating loss (“NOLs”) carryovers available to offset future taxable income, which expire beginning in 2030. In accordance with Section 382 of the Internal Revenue Code, the Company’s net operating loss carryovers are subject to an annual limitation in the event of a change of control. The Company had significant change of control events in 2010 and 2013. A majority of the losses generated through the dates of the changes in control will be limited. The Company is in the process of preparing and filing its 2010 through 2013 domestic and foreign federal and state/local tax returns. Therefore, the Company’s net operating loss carryovers will not be available to offset future taxable income, if any, until the returns are filed.

As of December 31, 2013, the foreign subsidiary incurred losses. In future periods, if the foreign earnings were repatriated to the U.S., an additional tax provision would be required.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2013 and 2012, the change in the valuation allowance was $516,000 and $422,000, respectively.

The Company evaluated accounting principles generally accepted in the United States related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Those principles prescribe a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as ‘unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying those principles.

If applicable, interest costs related to unrecognized tax benefits are required to be calculated and would be classified as “Other Expenses - Interest” in the statements of operation. Penalties would be recognized as a component of “General and Administrative” expenses.

No interest or penalties were recorded during the years ended December 31, 2013 and 2012. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be reported. The Company does not expect this to change significantly over the next twelve months.

The Company is obligated to file tax returns in domestic and Canadian federal and state/local tax jurisdictions and is subject to examination by tax authorities beginning with the year ended December 31, 2010. The Company is in the process of preparing and filing its 2010 through 2013 domestic and foreign federal and state/local tax returns and may be subject to late filing penalties and interest.

15)	Commitments and Contingencies

a)	On March 12, 2013, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with MeliaLife International, Inc. (“MeliaLife”), pursuant to which the Company was awarded the rights to distribute and sell various natural supplement products produced by MeliaLife. Under the terms of the Distribution Agreement the Company would be the exclusive distributor to sell certain products as described therein (the “Products”). The duration of the Distribution Agreement is the lesser of five (5) years, or when the Company purchases Products in an amount by which the MeliaLife has received $30 million, representing 50% of the total product value of the Products purchased by us, whichever happens first. At the end of this contract, MeliaLife would assign its rights in all the Products to the Company for 4% of future net profits (total product value minus direct costs related to the Products), calculated and paid monthly, generated by the sale by us of those Products worldwide.

The Company's relationship with MeliaLife as been inactive since the date of the Distribution Agreement and the Company expects it to expire with the passage of time of its own accord.

b)	On December 29, 2013, the Company entered into a lease agreement for 3,250 for offices in Montreal which expires at the end of December 2016. Effective July 1 and October 1, 2014, the company entered into two additional lease agreements for 12,036 and 5,486 square feet for additional office space in Montreal which expires at the end of November 2018 and December 2016, respectively. Total annual minimum commitments under these three lease agreements are as follows:

2014	$219,615
2015	386,724
2016	396,228
2017	291,108
2018	279,379
$1,573,054

c)	The Company is subject to litigation in the ordinary course of business.

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2013 and 2012 the Company has not accrued for any loss contingencies.

16)	Related Party Transactions

a)	On January 23, 2013 and as more fully described in Notes 5 through 9, the Company closed on a transaction contemplated by an Assignment and Assumption Agreement with HLBCDC which is controlled by the president of New Horizons, Inc, the Company's majority shareholder. Pursuant to that agreement, certain assets of the Company were transferred to HLBCDC in exchange for HLBCDC assuming certain liabilities of the Company. It is intended that New Horizon, Inc. and certain member of ICOR's Board of Directors and management team will collectively receive 78% of the future economic benefit, if any, derived from the ownership of those assets by HLBCDC after the satisfaction of the assumed liabilities.

b)	On March 15, 2013 and as more fully described in Note 8(g), the Company issued a note payable to Fandeck, a related party, in the amount of $50,000 plus a warrant for the purchase of 200,000 shares of the Company's common stock at $1.00 per share, and received proceeds of $50,000. On April 24, 2013 and as more fully described in Notes 8(g) and 9(c), upon non-payment of this note on its due date, the holder converted amounts due into Series C Convertible Preferred Stock which resulted in a change in control transaction.

c)	Accounts payable due to related parties as of December 31, 2013 and 2012 consisted of the following:

i)	$51,000 as of December 31, 2013 due FAV Associates, an investment group managed by the Company's Vice President of Investments for services rendered; and

ii)	$108,880 as of December 31, 2012 due primarily to the Rockland Group, LLC, our majority shareholder through January 23, 2013 and an entity controlled by one of our Directors in connection with a series of short-term, interest free advances made to the Company on various dates from November 1, 2012 through December 28, 2012. There were no comparable amounts outstanding as of December 31, 2013.

17)	Subsequent Events

a)	Adoption of Stock Option Plan and Issuance of Options

On February 3, 2014, the Company's Board of Directors approved the adoption of the InterCore, Inc. 2014 Non-Qualified Stock Option Plan (the “Plan”). The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. On that same date, the Board approved the issuance of options to the Company's management team for the purchase of up to 4,600,000 shares of the Company's common stock at $1.00 per share for a period of five years.

b)	Issuance of Series D Preferred Stock

On various dates from January 1, 2014 through November 5, 2014, the Company raised $1,965,000 through the sale of 196,500 shares of Series D Preferred Stock (the terms of which are described in Note #9(d)) and received net proceeds of $1,866,750.

c)	Issuance of Convertible Note Payable to Rhine

On May 5, 2014, the Company entered into a Loan and Security Agreement and Secured Promissory Note (collectively the "Note") with Rhine Partners, LP ("Rhine") under which the Company borrowed various amounts between that date and September 29, 2014 totaling $4,000,000 and received net proceeds of $3,417,450. The Note bears interest at 18% per annum, is secured by a first lien on all the Company's assets, and matures on November 15, 2015. The Company is obligated to commence repayment of the principal when it becomes cash flow positive and may do so without penalty. Outstanding principal may be converted at the election of the Rhine at any time into the Company's Series D Preferred Shares at the price of $10.00 per share or into restricted common stock at a price of a 60% discount to market based on the average closing price of the five days preceding such election. Rhine has the right to make such a conversion election up to five days after the Company has tendered repayment of the principal. Additionally on that same day and under the terms of the Note, the Company issued a warrant for Rhine to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share for a period of four years. The warrant was 100% vested upon issuance.

d)	Issuance of Convertible Note Payable to Topside

On October 15, 2014, the Company entered into a Loan and Security Agreement and Secured Promissory Note (collectively the "Note") with Topside Partners, LP ("Topside") under which the Company borrowed various amounts between that date and October 22, 2014 totaling $1,000,000 and received net proceeds of $974,900. The Note bears interest at 18% per annum, is secured by a first lien on all the Company's assets, and matures on April 30, 2015. The Company is obligated to commence repayment of the principal when it becomes cash flow positive and may do so without penalty. Outstanding principal may be converted at the election of the Topside at any time into the Company's Series D Preferred Shares at the price of $10.00 per share or into restricted common stock at a price of a 60% discount to market based on the average closing price of the five days preceding such election except that through April 15, 2015, Topside may convert the outstand principal into common stock at a price equal to the lesser of: a) $2.00 per share; or b) a 60% discount to market based upon the average closing price five days preceding such election. Topside has the right to make such a conversion election up to five days after the Company has tendered repayment of the principal. Additionally on that same day and under the terms of the Note, the Company issued a warrant for Topside to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share for a period of four years. The warrant was 100% vested upon issuance.

e)	Issuance of Convertible Note Payable to Topside

On October 29, 2014, the Company entered into a Loan and Security Agreement and Secured Promissory Note (collectively the "Note") with Topside Partners, LP ("Topside") under which the Company borrowed various amounts between that date and November 5, 2014 totaling $1,000,000 and received net proceeds of $895,000. The Note bears interest at 18% per annum, is secured by a first lien on all the Company's assets, and matures on may 31, 2015. The Company is obligated to commence repayment of the principal when it becomes cash flow positive and may do so without penalty. Outstanding principal may be converted at the election of Topside at any time into the Company's Series D Preferred Shares at the price of $10.00 per share or into restricted common stock at a price of a 60% discount to market based on the average closing price of the five days preceding such election except that through April 29, 2015, Topside may convert the outstand principal into common stock at a price equal to the lesser of: a) $2.00 per share; or b) a 60% discount to market based upon the average closing price five days preceding such election. Topside has the right to make such a conversion election up to five days after the Company has tendered repayment of the principal. Additionally on that same day and under the terms of the Note, the Company issued a warrant for Topside to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share for a period of four years. The warrant was 100% vested upon issuance.

f)	On July 1 and October 1, 2014, the Company entered into lease agreements as further described in Note 15(b).

* * * * *

