Form 10-Q
period 2014-03-31
InterCore, Inc.
filed 2014-12-23
CIK 1494214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53125

InterCore, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2506234 (I.R.S. Employer Identification No.)

1615 South Congress Avenue - Suite 103 Delray Beach, FL (Address of principal executive offices)	33445 (Zip Code)

Registrant’s telephone number, including area code (561) 900-3709

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 19, 2014, there were 41,929,316 shares of common stock, $0.0001 par value, issued and outstanding.

INTERCORE, INC.

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

ITEM 1	Financial Statements

InterCore, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Assets

Current assets:

Cash	$142,736	$23,225
Accounts receivable	-	49,714
Prepaid expenses and other current assets	204,806	288,828

Total current assets	347,542	361,767

Total assets	$347,542	$361,767

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable	$530,700	$253,970
Accounts payable due to related parties	104,292	-
Accrued compensation	-	58,500
Accrued expenses	215,845	152,663
Notes payable	847,756	803,343
Note payable due to related party	800,000	800,000

Total liabilities	2,498,593	2,068,476

Commitments and contingencies	-	-

Stockholders' deficiency:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 244,000 and 142,000 shares of Series D issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	24	14

Common stock, $0.0001 par value, 275,000,000 shares authorized, 40,595,031 shares issued and outstanding as of March 31, 2014 and December 31, 2013	4,059	4,059

Additional paid-in capital	14,109,567	12,428,791

Accumulated deficit	(16,173,931)	(14,108,050)

Accumulated other comprehensive gains	(90,770)	(31,523)

Total stockholders' deficiency	(2,151,051)	(1,706,709)

Total liabilities and stockholders' deficiency	$347,542	$361,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

and Comprehensive Gain/(Loss)

(Unaudited)

	For the three months ended March 31,
	2014	2013

Revenues	$190,296	$644

Operating expenses:

Research and development	1,373,167	283,866
Charge for acquired in-process research and development	-	1,467,505
General and administrative	829,396	216,209

Total operating expenses	2,202,563	1,967,580

Operating loss	(2,012,267)	(1,966,936)

Other income (expense):

Settlement with Epec	-	(187,500)
Charge to expense for:
Loss on settlement of related party note payable	-	(883,628)
Loss on settlement with vendors	-	(170,650)
Loss on distribution of assets to HLBCDC (related party)	-	(330,684)
Interest expense - Note payable to Fandeck (related party)	-	(141,896)
Interest expense - Other	(53,614)	(23,366)

Other income (expense)	(53,614)	(1,737,724)

Net loss	(2,065,881)	(3,704,660)

Other comprehensive gain (loss) - Foreign currency transalation	(59,247)	35,399

Comprehensive loss	$(2,125,128)	(3,669,261)

Net loss per common share - Basic and diluted	$(0.05)	$(0.61)

Weighted average common shares outstanding -
Basic and diluted	40,595,031	6,121,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders' Deficiency

For the Three Months Ended March 31, 2014

(Unaudited)

							Accumulated
							Other	Total
	Preferred Stock Series D		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Loss	Deficiency

Balance, December 31, 2013	142,000	$14	40,595,031	4,059	$12,428,791	$(14,108,050)	$(31,523)	$(1,706,709)

Issuance of warrants on January 3, 2014 in connection with the issuance of a contertible promissory note - Note 4	-	-	-	-	5,914	-	-	5,914

Issuance of warrant on March 6, 2014 for services received - Note 7	-	-	-	-	14,275	-	-	14,275

Issuance of shares of Series D Preferred Stock on various dates between January 3, 2014 and March 18, 2014 at $10 per share net of commissions - Note 5	102,000	10	-	-	971,490	-	-	971,500

Share based compensation - Options issued to management - Note 6	-	-	-	-	689,097	-	-	689,097

Net loss	-	-	-	-	-	(2,065,881)	-	(2,065,881)

Unrealized loss on foreign currency transalation	-	-	-	-	-	-	(59,247)	(59,247)

Balance, March 31, 2014	244,000	$24	40,595,031	$4,059	$14,109,567	$(16,173,931)	$(90,770)	$(2,151,051)

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows used in operating activities:

Net loss	$(2,065,881)	$(3,704,660)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Charge for acquired in-process research and development	-	1,467,505
Stock-based compensation expense:
Common shares issued for services	-	27,648
Options issued for services	689,097	-
Warrants issued for services	20,189	-
Charges related to Fandeck note recorded as interest expense:
Debt issuance charges	-	141,500
Charges for issuance of common shares in connection with:
Settlement with Epec	-	137,500
Settlement of note due to Rockland	-	883,628
Settlement of trade accounts payable	-	170,649
Loss on distribution of assets and liabilities and issuance of common shares and warrants to HLBCDC	-	330,684

Changes in operating assets and liabilities:
Increase in accounts receivable	49,714	-
(Increase) decrease in prepaid expenses and other current assets	84,022	(29,274)
Increase in accounts payable	276,730	444,090
Increase (decrease) in accounts payable due to related parties	104,292	(108,880)
Increase in accrued compensation	(58,500)	22,500
Increase in accrued expenses	63,182	111,327
Increase (decraese) in deferred revenue	-	(644)

Net cash used in operations	(837,155)	(106,427)

Cash flows provided by (used in) investing activities:	-	-

Cash flows provided by (used in) financing activities:

Proceeds from sale of preferred stock	971,500	-
Proceeds from issuance of notes payable	44,413	-
Proceeds from issuance of notes payable to related party	-	50,000

Net cash flows provided by financing activities	1,015,913	50,000

Net increase (decrease) in cash	178,758	(56,427)

Effect of foreign exchange rate changes on cash	(59,247)	35,401

Cash - Beginning of period	23,225	53,744

Cash - End of period	$142,736	$32,718

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$115	$-
Income taxes	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of Common and Preferred Stock:
Conversion of note payable into Series C Convertible Preferred Stock	$-	$-
Settlement of note payable to New Horizon, Inc.	$-	$1,509,361
Settlement of note payable to the Rockland Group, Inc.	$-	$1,463,566
Settlement of accounts payable	$-	$513,053
Distribution/assumption of assets and liabilities to HLBC Distribution Company, Inc.	$-	$321,630

Issuance of warrants:
Warrants issued in connection with note payable	$5,914	$-
Transfer of assets and liabilities to HLBC Distribution Company, Inc.	$-	$295,000

Acquisition of SRG International, Inc.:
Acquisition of assets other than cash	$-	$1,722,941
Assumption of liabilities	$-	$1,596,970
Issuance of Series C Convertible Preferred Stock - Purchase price	$-	$125,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

1)	Business

InterCore, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 29, 2010. Through March 20, 2012, the Company focused upon investments and acquisition opportunities primarily in products and companies involved in the market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management. On March 30, 2012, the Company decided to intensify its focus in the energy sector and the related opportunities within and, to that end, the Board of Directors elected to change the name of the Company from Heartland Bridge Capital, Inc., to InterCore Energy, Inc.

On January 23, 2013 and as more fully described in Notes 4 and 5, the Company:

a)	Transferred investments to a related party in exchange for the assumption of certain obligations. The Company then converted the majority of the remaining accounts payable, notes payable, and other commitments into shares of its common stock; and

b)	Closed on a transaction with SRG International, Inc. ("SRG") and its shareholders whereby the Company acquired 100% of the outstanding common stock of SRG in exchange for ICOR's issuance of 5,000,000 shares of a newly created Series C Convertible Preferred Stock ("Series C"). Immediately after a reverse split of the Company's common stock, which occurred on December 31, 2013, all of the then outstanding shares of Series C automatically converted into 80% of the then outstanding shares of the Company's common stock and the acquisition was accounted for as a purchase of a business. The SRG shareholders which received the initial block of Series C in January 2013 did not perfect their interest in such securities due to non-performance of certain provisions of the acquisition agreement. On October 28, 2013, the Company waived such provisions. Subsequent to January 2013, the Company issued additional shares of Series C to other investors. In December 31, 2014, all outstanding shares of Series C converted into 80% of the then outstanding common shares of the Company.

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2014 and the related statements of operations and cash flows for the interim period then ended. The balance sheet amounts as of December 31, 2013 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2013 on November 13, 2014.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $16,173,931 as of March 31, 2014. Cash used in operating activities during the three months ended March 31, 2014 and the year ended December 31, 2013 totaled $837,155 and $2,929,204, respectively, and the Company has a working capital deficiency of $2,151,051 as of March 31, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically financed its activities through the private placement of equity securities. Since inception, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs and, effective January 23, 2013, research, development, testing and commercialization of the DADS™ technology.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence that an arrangement exists with a customer or client, the price to the purchaser is fixed or determinable, the product has been shipped or the service has been performed, the Company has no significant remaining obligation, and collectability is reasonably assured. Revenue from cloud-based services arrangements that allow for the use of a hosted software product or service over a contractually determined period of time without taking possession of software are accounted for as subscriptions and recognized as revenue ratably over the coverage period beginning on the date the service is made available to customers.

Research and Development - The Company expenses research and development costs as incurred. The Company incurred research and development expense of $1,373,167 and $283,866 during the three months ended March 31, 2014 and 2013, respectively. Additionally, the Company recorded a charge for acquired research and development of $1,467,505 during the three months ended March 31, 2013.

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

Stock-based compensation expense totaled $689,097 and $27,648 for the three months ended March 31, 2014 and 2013, respectively, and was classified as follows:

	2014	2013

Research and development expense	$308,510	$-
General and administrative expense	394,862	27,648
	$703,372	$27,648

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2014 and 2013:

	2014	2013

Options	4,600,000	-
Warrants	1,174,249	1,127,304

Total	5,774,249	1,127,304

Foreign Operations - The Company operates in the United States and Canada. Revenues and other financial statistics are attributed to the country in which each legal entity is domiciled. The financial information by geographic area is as follows:

	United	Canada	Total
	States
Three months ended March 31, 2014:
Revenues by geographic area	$	$190,296	$190,296
Operating loss by geographic area	787,353	1,224,914	2,012,267
Net loss by geographic area	840,976	1,224,914	2,065,881

Three months ended March 31, 2013:
Revenues by geographic area	$644	$-	$644
Operating loss by geographic area	155,966	1,810,970	1,966,936
Net loss by geographic area	1,893,690	1,810,970	3,704,660

As of March 31, 2014:
Identifiable assets by geographic area	$142,883	$204,659	$347,542
Long lived assets by geographic area	-	-	-

As of December 31, 2013:
Identifiable assets by geographic area	$32,370	$329,397	$361,767
Long lived assets by geographic area	-	-	-

Concentration of Activities - During the three months ended March 31, 2014, the Company earned 100% of its revenues of $190,296 from one customer. As of December 31, 2013, that customer represented 100% of the Company's accounts receivable balance of $49,714. During the three months ended March 31, 2013, the Company earned 100% of its revenues of $644 from another customer.

Foreign Currency Translation - The functional currency of the Company's Canadian operations is the Canadian dollar. Assets and liabilities related to that operation are translated at end-of-period exchange rates while the related revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized foreign currency translation gains and losses are recorded in Accumulated Other Comprehensive Gains/Losses on the balance sheet and presented as separate components of activity in the statements of operations. During the three months ended March 31, 2014 and 2013, foreign currency translation gains (losses) were ($59,247) and $35,399, respectively.

Comprehensive Income (Loss) - The Company reports comprehensive income (loss) and components thereof in the condensed consolidated statement of operations. Comprehensive loss consists of net loss and foreign currency translation adjustments affecting shareholder’s deficiency which, under US GAAP, are excluded from net loss.

Retroactive Adjustment For Stock Splits - On December 31, 2013, the Company effected a one hundred-for-one reverse stock split of its Common Stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for those actions.

Subsequent Events - The Company has evaluated subsequent events and transactions through the date these financial statements were issued to determine if such events and transactions required adjustment to or disclosure in these financial statements.

4)	Notes Payable

On January 3, 2014, the Company issued a note payable in the amount of $40,000 plus a warrant for the purchase of 10,000 shares of the Company's common stock at $2.00 per share until May 1, 2017. This warrant was 100% vested upon issuance. This note matures on May 1, 2014 and accrues interest at the rate of 12% per annum for the first six months they are outstanding and then 18% per annum thereafter. The warrants were valued at $6,940. This note was issued to a related party as further described in Note 9. The Company recorded a debt discount based on the estimated relative fair values of the instruments issued in the transaction. The Company recorded a debt discount of $5,914 which is amortized over the life of the debt.

The interest expense associated with this note for the three months ended March 31, 2014 consisted of the following:

Accrued interest of the face amount of the note	$1,144
Amortization of debt discount	5,205
$6,349

5)	Series D Preferred Stock

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

On various dates from January 3, 2014 to March 18, 2014, the Company raised $1,020,000 through the sale of 102,000 shares of Series D Preferred Stock and received net proceeds of $971,500. In this connection, a commission of $48,500 was earned by a related party as further described in Note 9.

6)	Adoption of Stock Option Plan and Issuance of Options

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

On that same date, the Board approved the issuance of options to the Company's management team for the purchase of up to 4,600,000 shares of the Company's common stock at $1.00 per share for a period of ten years. The fair value of that option award was $1,384,000. Such options were one-third vested on the date of issuance and the remaining thirds will vest on December 31, 2014 and 2015. During the three months ended March 31, 2014, the Company recorded share-based compensation of $703,372 in this connection.

Assumptions made in calculating the fair value of those options were as follows:

Risk free interest rate	1.5%
Dividend yield	Zero
Volatility	100%
Expected term	4.5 years

A summary of the changes in options outstanding during the three months ended March 31, 2014 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at December 31, 2013	-	-	-	-
Granted	4,600,000	$1.00	10.0
Exercised	-
Forfeited	-
Outstanding at March 31, 2014	4,600,000	$1.00	10.0	$-0-

Options exercisable at March 31, 2014	1,533,333	$1.00	10.0	$-0-

The stock price volatility for the Company’s options was determined by the historical volatilities for industry peers. The risk free rate was derived from U.S. Treasury rates for the applicable periods. The Company utilized the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee options. Dividends were assumed to be zero as the Company has not historically declared any dividends and has no expectations of doing so in the future. The Company attributes the value of stock based compensation to operations on the straight-line single option method.

7)	Warrants

On January 3, 2014 and as more fully described in Note 4, the Company issued warrants in connection with the issuance of a note payable for the purchase of 10,000 shares of common stock through May 1, 2017 at $2.00 per share. Such warrants were 100% vested upon issuance and had a fair value of $6,940.

On March 6, 2014, the Company granted a warrant to an advisor to the Company for services rendered for the purchase of 25,000 shares of common stock through March 6, 2019 at $1.00 per share. Such warrants were 100% vested upon issuance and had a fair value of $14,275. During the three months ended March 31, 2014, the Company recorded share-based compensation of $14,275 in this connection.

Assumptions made in calculating the fair value of warrant were as follows:

Risk free interest rate	1.6%
Dividend yield	Zero
Volatility	100%
Expected term	2 years

The stock price volatility for the Company’s options was determined by the historical volatilities for industry peers. The risk free rate was derived from U.S. Treasury rates for the applicable periods. The life of the warrant was the contractual life of the grant. Dividends were assumed to be zero as the Company has not historically declared any dividends and has no expectation of doing so in the future.

A summary of the changes in warrants outstanding during the three months ended March 31, 2014 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at December 31, 2013	1,293,304	$5.80	3.9	-
Granted	35,000	$1.29	4.6
Exercised	-
Forfeited	-
Outstanding at March 31, 2014	1,328,304	$5.64	3.5	-

Warrants exercisable at March 31, 2014	1,328,304	$5.64	3.5	$50,000

8)	Commitments and Contingencies

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

9)	Related Party Transactions

a)	On January 3, 2014 and as more fully described in Note 4, the Company issued a note payable in the amount of $40,000 plus a warrant for the purchase of 10,000 shares of the Company's common stock. This note was purchased by an entity controlled by Mr. Frederick Voight, the Company's Vice president of Investments and a member of the Company's Board of Directors.

b)	During the three months ended March 31, 2014 and as more fully described in Note 5, the Company raised $1,020,000 through the sale of shares of Series D Preferred Stock. Mr. Frederick Voight, the Company's Vice president of Investments and a member of the Company's Board of Directors, earned a commission of $48,500 in this connection.

10)	Subsequent Events

a)	Issuance of Series D Preferred Stock

On various dates from April 16, 2014 through November 5, 2014, the Company raised $905,000 through the sale of 90,500 shares of Series D Preferred Stock and received net proceeds of $859,750.

b)	Issuance of Convertible Note Payable to Rhine

On May 5, 2014, the Company entered into a Loan and Security Agreement and Secured Promissory Note (collectively the "Note") with Rhine Partners, LP ("Rhine") under which the Company borrowed various amounts between that date and September 29, 2014 totaling $4,000,000 and received net proceeds of $3,417,450. The Note bears interest at 18% per annum, is secured by a lien on all the Company's assets, and matures on November 15, 2015. The Company is obligated to commence repayment of the principal when it becomes cash flow positive and may do so without penalty. Outstanding principal may be converted at the election of the Rhine at any time into the Company's Series D Preferred Shares at the price of $10.00 per share or into restricted common stock at a price of a 60% discount to market based on the average closing price of the five days preceding such election. Rhine has the right to make such a conversion election up to five days after the Company has tendered repayment of the principal. Additionally on that same day and under the terms of the Note, the Company issued a warrant for Rhine to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share for a period of four years. The warrant was 100% vested upon issuance.

c)	Issuance of Convertible Note Payable #1 to Topside

On October 15, 2014, the Company entered into a Loan and Security Agreement and Secured Promissory Note (collectively the "Note") with Topside Partners, LP ("Topside") under which the Company borrowed various amounts between that date and October 22, 2014 totaling $1,000,000 and received net proceeds of $974,900. The Note bears interest at 18% per annum, is secured by a lien on all the Company's assets, and matures on April 30, 2015. The Company is obligated to commence repayment of the principal when it becomes cash flow positive and may do so without penalty. Outstanding principal may be converted at the election of Topside at any time into the Company's Series D Preferred Shares at the price of $10.00 per share or into restricted common stock at a price of a 60% discount to market based on the average closing price of the five days preceding such election except that through April 15, 2015, Topside may convert the outstand principal into common stock at a price equal to the lesser of: a) $2.00 per share; or b) a 60% discount to market based upon the average closing price five days preceding such election. Topside has the right to make such a conversion election up to five days after the Company has tendered repayment of the principal. Additionally on that same day and under the terms of the Note, the Company issued a warrant for Topside to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share for a period of four years. The warrant was 100% vested upon issuance.

d)	Issuance of Convertible Note Payable #2 to Topside

On October 29, 2014, the Company entered into a Loan and Security Agreement and Secured Promissory Note (collectively the "Note") with Topside Partners, LP ("Topside") under which the Company borrowed various amounts between that date and November 5, 2014 totaling $1,000,000 and received net proceeds of $895,000. The Note bears interest at 18% per annum, is secured by a lien on all the Company's assets, and matures on May 31, 2015. The Company is obligated to commence repayment of the principal when it becomes cash flow positive and may do so without penalty. Outstanding principal may be converted at the election of Topside at any time into the Company's Series D Preferred Shares at the price of $10.00 per share or into restricted common stock at a price of a 60% discount to market based on the average closing price of the five days preceding such election except that through April 29, 2015, Topside may convert the outstand principal into common stock at a price equal to the lesser of: a) $2.00 per share; or b) a 60% discount to market based upon the average closing price five days preceding such election. Topside has the right to make such a conversion election up to five days after the Company has tendered repayment of the principal. Additionally on that same day and under the terms of the Note, the Company issued a warrant for Topside to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share for a period of four years. The warrant was 100% vested upon issuance.

e)	Issuance of Convertible Note Payable #3 to Topside

On November 7, 2014, the Company entered into a Loan and Security Agreement and Secured Promissory Note (collectively the "Note") with Topside Partners, LP ("Topside") under which the Company borrowed various amounts between that date and November 19, 2014 totaling $1,000,000 and received net proceeds of $900,000. The Note bears interest at 18% per annum, is secured by a lien on all the Company's assets, and matures on May 31, 2015. The Company is obligated to commence repayment of the principal when it becomes cash flow positive and may do so without penalty. Outstanding principal may be converted at the election of Topside at any time into the Company's Series D Preferred Shares at the price of $10.00 per share or into restricted common stock at a price of a 60% discount to market based on the average closing price of the five days preceding such election except that through April 29, 2015, Topside may convert the outstand principal into common stock at a price equal to the lesser of: a) $2.00 per share; or b) a 60% discount to market based upon the average closing price five days preceding such election. Topside has the right to make such a conversion election up to five days after the Company has tendered repayment of the principal. Additionally on that same day and under the terms of the Note, the Company issued a warrant for Topside to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share for a period of four years. The warrant was 100% vested upon issuance.

f)	Issuance of $300K note to Rhine.

On December 8, 2014, the Company entered into a Loan Agreement ("Note") with Rhine Partners, LP ("Rhine") under which the Company borrowed $300,000. The Note bears interest at the rate of 1.5% every ten days or portions thereof and matures on January 30, 2015. Additionally, a one-time facility fee of $25,000 was earned by Rhine upon the execution of the Note. Outstanding principal may be converted at the election of Rhine at any time into the Company's Series D Preferred Shares at the price of $10.00 per share or into restricted common stock at a price of a 40% discount to market based on the average closing price of the five days preceding such election. Rhine has the right to make such a conversion election up to five days after the Company has tendered repayment of the principal. Additionally on that same day and under the terms of the Note, the Company issued a warrant for Rhine to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.00 per share for a period of four years. The warrant was 100% vested upon issuance. If the Company fails to repay the loan in full by the maturity date, the Company must pay a penalty of $35,000 and issue a warrant to Rhine for the purchase of 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share for a period of four years. The warrant would be 100% vested upon issuance.

g)	On December 29, 2013, the Company entered into a lease agreement for 3,250 for offices in Montreal which expires at the end of December 2016. Effective July 1 and October 1, 2014, the company entered into two additional lease agreements for 12,036 and 5,486 square feet for additional office space in Montreal which expires at the end of November 2018 and December 2016, respectively.

Total annual minimum commitments under these three lease agreements as of March 31, 2014 are as follows:

2014	$164,711
2015	386,724
2016	396,228
2017	291,108
2018	279,379
$1,518,150

* * * * *

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known or believed by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Overview

Corporate History Prior to December 31, 2012

We were incorporated under the laws of the State of Delaware on April 29, 2010. Through March 20, 2012, we focused on investments and acquisition opportunities primarily in products and companies involved in the market segments of clean and renewable energy, medical technology, nanotechnology, and environmentally-friendly (green) waste management.

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

Simultaneously with consummating the transaction with SRG, we closed a transaction contemplated by an Assignment and Assumption Agreement between us and HLBCDC pursuant to which the majority of the assets we owned prior to the acquisition of SRG were transferred to HLBCDC in exchange for HLBCDC assuming the majority of our liabilities and receiving our common shares and a warrant for the purchase of additional common shares. The assets we transferred to HLBCDC were the shares we owned in Legends and Epec as well as the intangible rights associated with the Myself™ pelvic muscle trainer and a novel medical applicator referred to as the “Soft and Smooth Assets.” In addition to transferring those assets, we issued to HLBDC 402,038 shares of our common stock (the “HLBCDC Shares”) and warrants to purchase 500,000 shares of our common stock at the exercise price of $0.55 per share (the fair market value of our common stock as of the date of the Agreement) (the “HLBCDC Warrant”). In exchange for the assets, the HLBCDC Shares, and the HLBCDC Warrant, HLBCDC agreed to assume liabilities valued at $985,948 consisting of fees owed to management, notes payables, and trade payables.

c)	Asset Purchase Agreement

Immediately prior to consummating the transaction with SRG, we closed a transaction contemplated by an Asset Purchase Agreement with Rockland, our majority shareholder. and an entity controlled by one of our Directors. Pursuant to that agreement, we sold the shares we owned in HepatoChem to Rockland in exchange for Rockland agreeing to forgive $579,938 of debt owed to it by us.

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

Our relationship with MeliaLife as been inactive since the date of the Distribution Agreement and we expect it to expire of its own accord with the passage of time.

Going Concern

These financial statements were prepared under the assumption that we will continue as a going concern. Our ability to do so is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures, and/or generate revenue, any and all of which is uncertain. These financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Current cash and working capital resources, including funds recently received from the sale of equity securities, are not sufficient to support our activities. We plan to fund our activities through the sale of equity securities as more fully described in the Liquidity and Capital Resources section in the following paragraphs.

Liquidity and Capital Resources

We had cash of $143,000 as of March 31, 2014 compared to $23,000 as of December 31, 2013. This net increase of $120,000 was attributable:

$1,016,000	Cash received through financing activities
(896,000)	Cash used in operating activities net of the effect of foreign exchange rate changes
$120,000	Net increase

We have incurred significant losses and negative cash flows from operations since our inception in April 2010. We have an accumulated deficit of $16,174,000 and a working capital deficiency of $2,151,000 as of March 31, 2014. These conditions raise substantial doubt about our ability to continue as a going concern. We have historically financed our activities through the sale of debt and the private placement of equity securities. Through December 31, 2012, we have dedicated our financial resources to investments as well as general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs. Subsequent to that date, we have dedicated our financial resources to the researching, developing, and testing of the Driver Alertness Detection System™ (DADS™) as well as general and administrative expenses.

We plan to fund our development and eventually commercialization activities beyond March 31, 2014 primarily through the sale of debt and/or equity securities. Subsequent to March 31, 2014 and through the date of this report, we have raised $7,092,000 through the sale of debt and equity securities.

However, we cannot be certain that such funding will continue to be available on acceptable terms or at all. To the extent that we secure additional debt or raise funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of DADS™; b) Seek collaborators at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; c) Relinquish or otherwise dispose of rights to technologies, product candidates, products, or services that we would otherwise seek to develop or commercialize ourselves; or d) Otherwise curtail or cease operational activities.

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

Our accounting policies are described in Note 3 to the condensed consolidated financial statements for the three months ended March 31, 2014 contained elsewhere in this report and in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues and Cost of Revenues

Revenues of $190,000 reported for the three months ended March, 2014 were attributable to fees earned related to the trials and testing of the DADS™ System.

Revenues of $1,000 reported for the three months ended March, 2013 were attributable to the licensing of development and marketing rights to a novel medical applicator. As previously discussed in the Overview section, that asset was transferred to HLBCDC effective January 23, 2013. Consequently, there will be no such revenues recognized in the future.

There were no direct costs of revenues associated with either of these sources of revenue.

Research and Development Expense

Research and development expense for the three months ended March 31, 2014 was $1,373,000 compared to $284,000 for the comparable period in the prior year. Such expenses during were exclusively related to the development of the DADS™ System. This increase of $1,089,000 was attributable to expanded activities in that regard and consisted primarily of an increase in salaries and benefits of $714,000 and an increase in stock-based compensation expense of $309,000.

Charge for Acquired Research and Development Expense

The charge for acquired research and development expense for the three months ended March 31, 2013 was $1,468,000. As previously indicated, we acquired SRG on January 23, 2013 and its operations consist primarily of research, development, testing, and commercialization of the DADS™ System. We accounted for the acquisition of SRG under the purchase method of accounting whereby assets acquired and liabilities were recorded at their estimated fair values as of the date of the acquisition. A total of $1,468,000 was allocated to acquired in-process research and development and, in conformity with generally accepted accounting practices to expense such costs as incurred, that amount was immediately charged to expense.

There was no similar expense for the three months ended March 31, 2014.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2014 was $829,000 compared to $216,000 for the comparable period in the prior year. This increase of $613,000 was attributable to an increase in salaries and benefits of $235,000 and an increase in stock-based compensation expense of $367,000. Remaining general and administrative expenses consisted primarily of professional fees for management, legal, financial advisory, and audit services and were overall consistent with the comparable period in the prior year.

Other Expense

Other expense for the three months ended March 31, 2014 was $54,000 and consisted exclusively on interest expense. Other expense for the three months ended March 31, 2013 was $1,738,000 and consisted primarily of a number of charges related to transactions executed in advance of the acquisition of SRG on January 23, 2013. In those transactions we divested ourselves of a number of assets which were not complimentary to our stated goal of developing the ADS™ System and would hamper our ability to raise funds in that regard. In summary and as shown in the Statement of Operations, other expense consisted of:

$188,000	Cash and common shares issued to Epec in connection with concluding our commitment to make further investments in that entity

884,000	The fair value of shares in excess of the carrying value of a note payable due to the Rockland Group, one of our major shareholder and an entity controlled by one of the members of our Board of Directors, as an inducement for Rockland to convert that note into common stock.

171,000	The fair value of shares in excess of the book value of accounts payable due to several vendors as an inducement for them to convert those amounts into common stock.

331,000	The fair value of shares of common stock and warrants in excess of the net book value of certain assets and liabilities assumed by HLBCDC as an inducement for that entity to enter into that transaction. It is intended that New Horizon, Inc. and certain member of ICOR's Board of Directors and management team will collectively receive 78% of any future economic benefit derived from the management of those assets by HLBCDC after the satisfaction of the assumed liabilities.

142,000	Interest expense related to a short-term $50,000 note payable to Fandeck Associates which accrued interest at 18% per annum and was convertible into Series C Convertible Preferred Stock at $0.001 per share. This note was issued with warrants valued in excess of the face value of the note and earned a service fee of $25,000.

23,000	Other interest expense

$1,739,000

Other Comprehensive Gain (Loss)

Other comprehensive gain (loss) for the three months ended March 31, 2014 was ($59,000) compared to $35,000 for the comparable period in the prior year. This change of $94,000 was attributable to changes in the exchange rate between the Canadian and United States dollars and the effect of those changes upon the translation of SRG's financial statements into United States dollars.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

a)	Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2014 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level as evidenced by the inability of the Company to file its 10-Q for the quarter ended March 31, 2014 in a timely manner. This deficiency is attributable to a lack of qualified financial personnel within the Company, specifically at SRG, and cash flow constraints that limited the Company in obtaining the services of external professionals necessary to fulfill its reporting obligations in a timely manner.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of March 31, 2014, our internal control over financial reporting, were not effective at the reasonable assurance level:

i)	We do not have a sufficient number of qualified internal accounting personnel, specifically at SRG, nor an adequate internal reporting structure necessary to meet the reporting requirements of a public company.

ii)	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets, and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

iii)	We have not documented our internal controls. We have limited policies and monitoring procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached unaudited financial statements, our lack of internal controls could lead to a delay in our reporting obligations and possibly the delays we encountered with the SRG transaction. Reporting companies have been required to provide written documentation of key internal controls over financial reporting beginning with fiscal years ended on or after December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

The material weaknesses described above and summarized below are expected to be remediated when additional financial resources are made available to us through either additional fundraising and/or cash flows from operations. Those weaknesses consist of:

i)	The absence of a sufficient number of qualified internal accounting personnel, specifically at SRG, and an adequate internal reporting structure necessary to meet the reporting requirements of a public company;

ii)	The lack of segregation of duties; and

iii)	The absence of documented internal controls.

During 2015, the Company plans to hire qualified personnel, improve the internal reporting structure, improve segregation of duties, and document internal controls as financial resources permit.

d)	Changes in Internal Control over Financial Reporting

Effective January 23, 2013, we acquired SRG, a foreign entity based in Canada through which we conduct most of our day-to-day business activities. Consequently, as described above, the material weaknesses combined with the acquisition of SRG have affected our internal control over financial reporting during the quarter ended March 31, 2014.

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

On various dates from January 3, 2014 to March 18, 2014, we issued 102,000 shares of our Series D Preferred Stock to three different investors in exchange for $1,020,000, with us receiving net proceeds of $971,500. Of those shares, 97,000 were issued to DayStar Funding, LP and FAV Associates, which are entities controlled by Frederick A. Voight, one of our officers and directors, and 5,000 were issued to Equity Trust, an entity controlled by Frederick Larcombe, our Chief Financial Officer. The issuances are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investors are either accredited or sophisticated investors and are familiar with our operations.

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

On January 3, 2014 and as more fully described in Note 9(a) to the financial statements included in this document, we issued warrants to a related party for the purchase of up to 10,000 shares of our common stock at $2.00 per share. The warrants expire in three (3) years and were issued in connection with the issuance of debt. The issuance of these warrants are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investor is either accredited or a sophisticated investor and is familiar with our operations.

On March 6, 2014, we issued warrants to a consultant for the purchase of up to 25,000 shares of our common stock at $1.00 per share. The warrants expire in five (5) years and were issued in recognition of service to the Company. The issuance of these warrants are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investors are either accredited or sophisticated investors and are familiar with our operations.

5)	Adoption of Stock Option Plan and Issuance of Options

On February 3, 2014, our Board of Directors approved the adoption of the InterCore, Inc. 2014 Non-Qualified Stock Option Plan (the “Plan”). The Plan is intended to aid us in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in our future success, and rewarding those individuals who have contributed to our success. On that same date, the Board approved the issuance of options to our management team for the purchase of up to 4,600,000 shares of our common stock at $1.00 per share for a period of ten years. Such options were one-third vested on the date of issuance and the remaining thirds will vest on December 31, 2014 and 2015. The issuances of the stock options are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the holders are our management team and are either accredited or sophisticated investors and are familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

On February 3, 2014, our Board of Directors approved the InterCore, Inc. 2014 Non-Qualified Stock Option Plan (the “Plan”). The Plan is intended to aid us in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in our future business, and to reward those individuals who have contributed to our success. Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of six million shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management, that the Board believes have assisted us in achieving our business goals or will assist us in achieving such goals. Any options issued under the Plan will be the subject of a stock option agreement between us and the holder.

ITEM 6	Exhibits

(a)	Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amended Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of InterCore Energy, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4 (13)	Amendment to Articles of Incorporation of Heartland Bridge Capital, Inc. filed November 26, 2012 (effective May 16, 2012)

3.5 (1)	Bylaws of I-Web Media, Inc.

3.5 (5)	Restated Bylaws of InterCore Energy, Inc.

3.7 (14)	Certificate of Designation for Series C Convertible Preferred Stock

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

10.25 (9)	Series A Preferred Stock Purchase Agreement by and between InterCore Energy, Inc. and HepatoChem, Inc. dated September 15, 2011

10.26 (9)	Purchase Agreement by and between InterCore Energy, Inc. and Digisort, LLC dated November 18, 2011

10.27 (10)	Letter of Intent with Legends & Heroes, Inc. dated December 1, 2011

10.28 (11)	Form of Warrant Repricing Agreement

10.29 (11)	Form of Repriced Warrant

10.30 (14)	Amended and Restated Share Exchange Agreement by and between InterCore Energy, Inc., SRG, Inc. and the shareholders of SRG dated January 15, 2013

10.31 (14)	Assignment and Assumption Agreement by and between InterCore Energy, Inc. and HLBC Distribution Company, Inc. dated January 15, 2013

10.32 (14)	Asset Purchase Agreement by and between InterCore Energy, Inc. and Rockland Group, LLC dated January 15, 2013

10.33 (15)	Promissory Note issued to Fandeck Associates, Inc., a Texas corporation, dated March 15, 2013

10.34 (15)	Letter Agreement with Fandeck Associates, Inc. dated April 17, 2013

99.1*	InterCore, Inc. 2014 Non-Qualified Stock Option Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form 10-12G/A filed with the Commission on August 12, 2010.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 15, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 23, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 30, 2010.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 14, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 24, 2011.
(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2011.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2011.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 8, 2011
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 26, 2012
(14)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 29, 2013
(15)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterCore, Inc.

Dated: December 22, 2014	/s/ James F. Groelinger
By: James F. Groelinger
Its: Chief Executive Officer

