Form 10-Q
period 2014-09-30
InterCore, Inc.
filed 2015-01-21
CIK 1494214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 16, 2015, there were 41,933,066 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1           Financial Statements

InterCore, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Assets

Current assets:

Cash	$127,818	$23,225
Accounts receivable	400,864	49,714
Prepaid expenses and other current assets	227,434	288,828

Total current assets	756,116	361,767

Fixed assets	1,421,172	-
Deferred financing costs, net	1,102,590	-
Other	15,364	-

Total assets	$3,295,242	$361,767

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable	$707,788	$253,970
Accounts payable due to related parties	308,289	58,500
Accrued expenses	703,625	152,663
Credit facility - $3,827,073 balance net of discount of $3,184,250	662,323	-
Notes payable	805,961	803,343
Note payable due to related party	480,000	800,000
Derivative financial instrument liability	7,825,283	-

Total liabilities	11,493,269	2,068,476

Commitments and contingencies	-	-

Stockholders' deficiency:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 302,000 and 142,000 shares of Series D issued and outstanding as of September 30, 2014 and December 31, 2013, respectively; Liquidation preferences of $9,751 and $4,275 as of September 30, 2014 and December 31, 2013, respectively; Liquidation preferences of $-0- and $4,275 as of September 30, 2014 and December 31, 2013, respectively.	30	14

Common stock, $0.0001 par value, 275,000,000 shares authorized, 40,603,031 and 40,595,031 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	4,060	4,059

Additional paid-in capital	16,667,567	12,428,791

Accumulated deficit	(24,513,944)	(14,108,050)

Accumulated other comprehensive gains	(355,740)	(31,523)

Total stockholders' deficiency	(8,198,027)	(1,706,709)

Total liabilities and stockholders' deficiency	$3,295,242	$361,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

and Comprehensive Income/(Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues	$351,450	$42,932	$615,374	$67,620

Operating expenses:

Research and development	1,506,789	751,344	3,990,777	1,611,020
Charge for acquired in-process research and development	-	-	-	1,467,505
General and administrative	447,041	91,966	1,472,839	407,046

Total operating expenses	1,953,830	843,310	5,463,616	3,485,571

Operating loss	(1,602,380)	(800,378)	(4,848,242)	(3,417,951)

Other income (expense):

Interest expense:
Derivative financial instrument	(1,934,380)	-	(4,154,872)	-
Amortization of deferred financing costs	(282,146)	-	(465,910)	-
Amortization of debt discount	(549,766)	-	(687,467)	-
Note payable to Fandeck (related party)	-	-	-	(182,490)
Other	(151,062)	(106,733)	(337,772)	(189,647)
Change in fair value of derivative financial instrument	71,661	-	88,369	-
Charge to expense for:
Loss on settlement with Epec	-	-	-	(187,500)
Loss on settlement of related party note payable	-	-	-	(883,628)
Loss on settlement with vendors	-	-	-	(170,650)
Loss on distribution of assets to HLBCDC (related party)	-	-	-	(327,000)

Other income (expense)	(2,845,693)	(106,733)	(5,557,652)	(1,940,915)

Net loss	(4,448,073)	(907,111)	(10,405,894)	(5,358,866)

Other comprehensive gain (loss) - Foreign currency transalation	(163,445)	(46,571)	(324,217)	35,890

Comprehensive loss	$(4,611,518)	$(953,682)	$(10,730,111)	(5,322,976)

Net loss per common share - Basic and diluted	$(0.11)	$(0.12)	$(0.26)	$(0.76)

Weighted average common shares outstanding - Basic and diluted	40,597,553	7,470,459	40,595,881	7,025,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders' Deficiency

For the Nine Months Ended September 30, 2014

(Unaudited)

	Preferred Stock Series D		Common Stock		Additional	Accumulated	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Other	Stockholders'
							Comprehensive	Deficiency
							Loss

Balance, December 31, 2013	142,000	$14	40,595,031	4,059	$12,428,791	$(14,108,050)	$(31,523)	$(1,706,709)

Issuance of warrants on January 3, 2014 in connection with the issuance of a promissory note - Note 11	-	-	-	-	5,914	-	-	5,914

Issuance of warrant on March 6, 2014 for services received - Note 11	-	-	-	-	14,275	-	-	14,275

Issuance of warrant on May 2, 2014 in connection with a debt agreement - Note 11	-	-	-	-	1,382,000	-	-	1,382,000

Issuance of shares of Series D Preferred Stock on various dates between January 3, 2014 and June 26, 2014 at $10 per share net of commissions - Note 8	160,000	16	-	-	1,522,484	-	-	1,522,500

Issuance of common shares on September 1, 2014 in connection with issuance of a note payable - Note 9	-	-	8,000	1	25,999	-	-	26,000

Issuance of warrants on September 2, 2014 for cash - Note 11	-	-	-	-	18,000	-	-	18,000

Reclass warrant to derivative liability on September 2, 2014 - Note 11	-	-	-	-	(161,330)	-	-	(161,330)

Share based compensation - Options issued to management - Note 10	-	-	-	-	1,431,434	-	-	1,431,434

Net loss	-	-	-	-	-	(10,405,894)	-	(10,405,894)

Unrealized loss on foreign currency translation	-	-	-	-	-	-	(324,217)	(324,217)

Balance, September 30, 2014	302,000	$30	40,603,031	$4,060	$16,667,567	$(24,513,944)	$(355,740)	$(8,198,027)

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows used in operating activities:

Net loss	$(10,405,894)	$(5,358,866)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation expense:
Options issued for services	1,431,434	-
Warrants issued for services	14,275	60,361
Amortization of deferred financing costs	465,910	-
Amortization of debt discount	687,467	50,000
Charge to interest expense related to derivative financial instruments	4,154,872	-
Change in the fair value of derivative financial instrument	(88,369)	-
Charge for acquired in-process research and development	-	1,467,505
Debt issuance charges related to Fandeck note recorded as interest expense:	-	181,870
Charges for issuance of common shares in connection with:
Settlement with Epec	-	137,500
Settlement of note due to Rockland	-	883,628
Settlement of trade accounts payable	-	170,649
Loss on distribution of assets and liabilities and issuance of common shares and warrants to HLBCDC	-	330,684

Changes in operating assets and liabilities:
Increase in accounts receivable	(351,150)	(32,948)
(Increase) decrease in prepaid expenses and other current assets	66,394	(325,430)
Increase in other assets	(15,364)	-
Increase in accounts payable	453,814	81,823
Decrease (decrease) in accounts payable due to related parties	249,789	(86,130)
Increase in accrued compensation	-	22,500
Increase in accrued expenses	550,962	233,596
Decrease in deferred revenue	-	(4,328)

Net cash used in operations	(2,785,860)	(2,187,586)

Cash flows provided by (used in) investing activities:

Investment in fixed assets	(1,421,172)	-
Cash acquired in SRG acquisition	-	240,731

Net cash provided by (used in) investing activities	(1,421,172)	240,731

Cash flows provided by (used in) financing activities:

Proceeds from sale of preferred stock	1,522,504	812,250
Proceeds from sale of warrants	13,000	-
Proceeds from credit facility	3,827,073
Cash paid for facility fee and origination fees	(409,623)	-
Proceeds from issuance of notes payable	72,206	1,000,428
Proceeds from issuance of notes payable to related party	-	50,000
Proceeds from issuance of notes payable - Other	-	28,174
Repayment of notes payable	(69,318)	(11,263)
Repayment of notes payable - Related party	(320,000)	-

Net cash flows provided by financing activities	4,635,842	1,879,589

Net increase (decrease) in cash	428,810	(67,266)

Effect of foreign exchange rate changes on cash	(324,217)	35,892

Cash - Beginning of period	23,225	53,744

Cash - End of period	$127,818	$22,370

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$115
Income taxes	$-	$-

Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of Common and Preferred Stock:
Conversion of note payable into Series C Convertible Preferred Stock	$-	$75,971
Settlement of note payable to New Horizon, Inc.	$-	$1,509,361
Settlement of note payable to the Rockland Group, Inc.	$-	$1,463,566
Settlement of accounts payable	$-	$513,053
Distribution/assumption of assets and liabilities to HLBC Distribution Company, Inc.	$-	$321,630

Issuance of warrants:
Issuance in connection with credit facility	$1,387,914	$-
Transfer of assets and liabilities to HLBC Distribution Company, Inc.	$-	$295,000

Acquisition of SRG International, Inc.:
Acquisition of assets other than cash	$-	$1,722,941
Assumption of liabilities	$-	$1,596,970
Issuance of Series C Convertible Preferred Stock - Purchase price	$-	$125,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

InterCore, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2014 and the related statements of operations and cash flows for the interim period then ended. The balance sheet amounts as of December 31, 2013 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2013 on November 13, 2014. Certain prior year amounts have been reclassified to conform to current year presentation.

3)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses and negative cash flows from operations since its inception in April 2010 and has an accumulated deficit of $24,513,944 as of September 30, 2014. Cash used in operating activities during the nine months ended September 30, 2014 and 2013 totaled $2,785,860 and $2,187,568, respectively, and the Company has a working capital deficiency of $10,737,153 as of September 30, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically financed its activities through the private placement of debt and equity securities. Since inception, it has dedicated most of its financial resources to general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs and, effective January 23, 2013, research, development, testing and commercialization of the DADS™ technology. As of January 12, 2015, the Company had cash-on-hand of approximately $125,000.

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

4)	Significant Accounting Policies

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

Research and Development - The Company expenses research and development costs as incurred. The Company incurred research and development expense of $1,506,789 and $751,344 during the three months ended September 30, 2014 and 2013, respectively, and $3,990,777 and $1,611,020 during the nine months ended September 30, 2014 and 2013, respectively. Additionally, the Company recorded a charge for acquired research and development of $1,467,505 during the three months ended March 31, 2013.

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

Stock-based compensation expense totaled $577,748 and $14,550 for the three months ended September 30, 2014 and 2013, respectively, and $1,445,709 and $60,361 for the nine months ended September 30, 2014 and 2013, respectively, and was classified as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Research and development expense	$505,539	$-	$906,429	$-
General and administrative expense	72,209	14,550	539,280	60,361
	$577,748	$14,550	$1,445,709	$60,361

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

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2014 and 2013:

	2014	2013

Options	4,600,000	-
Warrants	3,328,304	1,293,304
Conversion shares underlying the credit facility	3,417,029	-
	11,345,333	1,293,304

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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques, and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities consisted of derivative liabilities associated with the convertible credit facility that contains an indeterminable conversion share price as the Company cannot determine if it will have sufficient authorized common stock to settle such arrangements.

The carrying amounts of the Company’s cash, accounts receivables, prepaid expenses, accounts payable and accrued expenses, debt and other current liabilities approximate fair value to the short-term nature of these investments.

The following are the major categories of liabilities were measured at fair value as of September 30, 2014 using quoted prices in active markets for identical liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Level 1:
	Quoted Prices
	In Active
	Markets For	Level 2:
	Identical	Significant	Level 3:
	Liabilities Or	Other	Significant
	Financial	Observable	Unobservable
	Instruments	Inputs	Inputs	Total

Embedded conversion option	$-	$-	$7,674,648	$7,674,648
Warrant	-	-	150,635	150,635
	$-	$-	$7,825,283	$7,825,283

The following table provides a summary of the Company’s level 3 changes in fair value, including net transfers in and/or out, of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2014:

	Embedded
	Conversion
	Option	Warrants	Total

Balance - December 31, 2013	$-	$-	$-
Included in debt discount (Note 6)	3,597,450	-	3,597,450
Included in interest expense (Note 6)	4,154,872	-	4,154,872
Reclassification of additional paid-in capital to derivative liability (Note 11)	-	161,330	161,330
Change in fair value of derivative liability	(77,674)	(10,695)	(88,369)
Balance - September 30, 2014	$7,674,648	$150,635	$7,825,283

The Company utilized the Binomial Lattice Model for determining the fair value of the liabilities related to the embedded conversion option. The following table summarizes significant unobservable inputs in the fair value measurement of the Company’s embedded conversion feature as of September 30, 2014:

Stock price	$2.80
Risk free interest rate	1.3%
Expected life of the agreement	3.6 years
Expected stock price volatility	100%
Expected dividend yield	Zero

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

The Company utilized the Black Scholes Model for determining the fair value of the liabilities related to the warrants. The following table summarizes significant unobservable inputs in the fair value measurement of the Company’s warrants as of September 30, 2014:

Stock price	$2.80
Risk free interest rate	0.5%
Expected life of the agreement	1.9 years
Expected stock price volatility	100%
Expected dividend yield	Zero

Foreign Operations - The Company operates in the United States and Canada. Revenues and other financial statistics are attributed to the country in which each legal entity is domiciled. The financial information by geographic area is as follows:

	US	Canada	Total

Three months ended September 30, 2014:
Revenues by geographic area	$-	$351,450	$351,450
Operating loss by geographic area	502,340	1,100,040	1,602,380
Net loss by geographic area	3,348,033	1,100,040	4,448,073

Three months ended September 30, 2013:
Revenues by geographic area	-	42,932	42,932
Operating loss by geographic area	550,204	250,174	800,378
Net loss by geographic area	656,937	250,174	907,111

Nine months ended September 30, 2014:
Revenues by geographic area	-	615,374	615,374
Operating loss by geographic area	1,627,426	3,220,816	4,848,242
Net loss by geographic area	7,185,078	3,220,816	10,405,894

Nine months ended September 30, 2013:
Revenues by geographic area	644	66,976	67,620
Operating loss by geographic area	919,814	2,498,137	3,417,951
Net loss by geographic area	2,860,729	2,498,137	5,358,866

As of September 30, 2014
Identifiable assets by geographic area	1,144,336	2,150,906	3,295,242
Long lived assets by geographic area	1,156,591	1,436,535	2,593,126

As of December 31, 2013
Identifiable assets by geographic area	32,370	329,397	361,767
Long lived assets by geographic area	-	-	-

Concentration of Activities - During the three and nine months ended September 30, 2014, the Company earned 100% of its revenues from one customer. As of September 30, 2014, 100% of its outstanding accounts receivable were due from that customer.

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

Deferred Financing Costs - Cost incurred in conjunction with the debt financing has been capitalized and will be amortized to interest expense using the straight line method, which approximates the interest rate method over the term of the debt and is included as a component of other assets. The Company incurred amortization expense of $282,146 and zero during the three months ended September 30, 2014 and 2013, respectively, and $465,910 and zero during the nine months ended September 30, 2014 and 2013, respectively.

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

The Company used the Binomial Lattice Model to determine the fair value of embedded conversion option. The Company used the Black Scholes Model to determine the fair value of the warrant liability. The warrants have a fixed exercise price and do not have any down round price protection features.

As a result of entering into a convertible credit facility (Note 6) for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation.

Foreign Currency Translation - The functional currency of the Company's Canadian operations is the Canadian dollar. Assets and liabilities related to that operation are translated at end-of-period exchange rates while the related revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized foreign currency translation gains and losses are recorded in Accumulated Other Comprehensive Gains/Losses on the balance sheet and presented as separate components of activity in the statements of operations. Foreign currency translation gains (losses) totaled ($163,445) and ($46,571) for the three months ended September 30, 2014 and 2013, respectively, and ($324,217) and $35,890 for the nine months ended September 30, 2014 and 2013, respectively,

Comprehensive Income (Loss) - The Company reports comprehensive income (loss) and components thereof in the condensed consolidated statement of operations. Comprehensive loss consists of net loss and foreign currency translation adjustments affecting shareholder’s deficiency which, under US GAAP, are excluded from net loss.

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

5)	Fixed Assets

Fixed assets as of September 30, 2014 and December 31, 2013 consist of the following:

	2014	2013

Computer equipment	$914,064	$-
Software	156,196
Leasehold improvements	350,912	-

	$1,421,172	$-

No depreciation or amortization has been recorded during the nine months ended September 30, 2014 as those assets have yet to be placed in service.

6)	Note Payable

On January 3, 2014, the Company issued a note payable in the amount of $40,000 plus a warrant for the purchase of 10,000 shares of the Company's common stock at $2.00 per share until May 1, 2017. This warrant was 100% vested upon issuance. This note matures on May 1, 2014 and accrues interest at the rate of 12% per annum for the first six months they are outstanding and then 18% per annum thereafter. The warrants were valued at $6,940. This note was issued to a related party as further described in Note 13. The Company recorded a debt discount based on the estimated relative fair values of the instruments issued in the transaction. The Company recorded a debt discount of $5,914 which was amortized over the life of the debt.

The interest expense associated with this note for the nine months ended September 30, 2014 consisted of the following:

Accrued interest of the face amount of the note	$2,344
Amortization of debt discount	5,914
$8,258

The Company is not in compliance with the terms of this note or others similar to it with principal amounts totaling $664,000. However, those noteholders have not issued the Company a formal notice of default.

On September 2, 2014, the entered into a note payable with Epec in the amount of $110,000. The note earns 18% annually compounded daily, requires monthly principal payments of $3,000 on the 15th of each month from September through December and matures on December 31, 2014. In connection with the issuance of that note, the Company issued to Epec 8,000 shares of its common stock with a value of $26,000 based upon the closing price of $3.25 per share on that date. The value of those shares was recorded as a debt discount and is being amortized to financing expense ratably over the life of the note.

7)	Convertible Credit Facility

On May 5, 2014, the Company entered into a Loan and Security Agreement and a Secured Promissory Note (collectively the "Credit Facility") with Rhine Partners, LP ("Rhine"). The Credit Facility permits borrowings up to $4,000,000, bears interest at 18% per annum, is secured by a lien on the assets of the Company, and matures on November 15, 2015. The credit facility is collateralized by substantially all of the Company's assets.

In connection with securing this Credit Facility, the Company paid a 4.5% facility fee of $180,000 and granted to Rhine a warrant for the purchase of up to 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share through May 2, 2018. The warrant had a fair value of $1,382,000. This warrant was fully vested and its fair value was determined by utilizing the Black Scholes valuation model. The combined amount of $1,562,000 represents costs incurred to secure this Credit Facility and are being amortized on a straight lines over the term of this agreement. Additionally, the Company is obligated to pay a 6% origination fee at the time of each withdrawal.

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

During the three months ended September 30, 2014, the Company received gross advances of $1,802,074 and simultaneously recorded a derivative liability of $3,628,330. To account for the market discounts of the conversion rights, the gross advances were recorded net of debt discounts immediately for $108,124 related to the 6% origination fee and $1,693,950 related to the fair value attributed to the embedded conversion options. To the extent the derivative liability exceeded the debt discount value attributed to the embedded conversion options, that difference of $1,934,380 was immediately recorded as interest expense in the Statement of Operations.

During the nine months ended September 30, 2014, the Company received gross advances of $3,827,073 and simultaneously recorded a derivative liability of $7,752,322. To account for the market discounts of the conversion rights, the gross advances were recorded net of debt discounts immediately for $229,623 related to the 6% origination fee and $3,597,450 related to the fair value attributed to the embedded conversion options. To the extent the derivative liability exceeded the debt discount value attributed to the embedded conversion options, that difference of $4,154,872 was immediately recorded as interest expense in the Statement of Operations.

The debt discount associated with each Advance is being charged to interest expense ratably over the remaining term of the Credit Facility.

The Company used the Binomial Lattice Model to calculate the fair value of the embedded conversion options upon the date of each advance. The significant inputs and assumptions are summarized in the following table:

Stock price	$0.76 to $3.80
Risk free interest rate	1.3%
Expected life of the agreement	3.6 to 4.00 years
Expected stock price volatility	100%
Expected dividend yield	Zero

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

The Company is obligated to commence repayment of the principal when it becomes cash flow positive and may do so without penalty. As of September 30, 2014 the principal balance of $3,827,073 is presented less a debt discount of $3,164,750 resulting in a net amount of $662,323. The credit facility has been classified as a current liability since it may be terminated by the lender at any time.

On November 28, 2014, the Company repaid principal and interest of $518,477 and $273,523, respectively. Therefore, the total principal currently outstanding in connection with this Credit Facility is $3,308,596.

8)	Series D Preferred Stock

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

On various dates from January 3, 2014 to June 26, 2014, the Company raised $1,600,000 through the sale of 160,000 shares of Series D Preferred Stock and received net proceeds of $1,522,500. In this connection, a commission of $77,500 was earned by a related party as further described in Note 13.

9)	Common Stock

On September 2, 2014 and as more fully described in Note 6 in connection with the amendment of a note payable, the Company issued 8,000 shares of its common stock with a value of $26,000 based upon the closing price of $3.25 per share on that date.

10)	Adoption of Stock Option Plan and Issuance of Options

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

On that same date, the Board approved the issuance of options to the Company's management team for the purchase of up to 4,600,000 shares of the Company's common stock at $1.00 per share for a period of ten years. The fair value of that option award was $1,384,000. Such options were one-third vested on the date of issuance and the remaining thirds will vest on December 31, 2014 and 2015. During the three and nine months ended September 30, 2014, the Company recorded share-based compensation of $647,667 and $1,445,705, respectively, in this connection.

Assumptions made in calculating the fair value of those options were as follows:

Risk free interest rate	1.5%
Dividend yield	Zero
Volatility	100%
Expected term	4.5 years

The stock prices are based upon the Company's closing prices in the open market. The risk free interest rates were United States Treasury rates for the applicable periods. The expected life of the agreement is the remaining term of the option. The expected stock price volatility was determined by reference to the historical volatility of the Company's own stock price and the expected volatility as reported by industry peers. The expected dividend yield is zero because the Company has not paid dividends in the past and does not expect to pay dividends in the foreseeable future.

A summary of the changes in options outstanding during the nine months ended September 30, 2014 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at December 31, 2013	-	-	-	-
Granted	4,600,000	$1.00	10.0	-
Exercised	-
Forfeited	-
Outstanding at September 30, 2014	4,600,000	$1.00	9.3	$8,280,000

Options exercisable at September 30, 2014	1,533,333	$1.00	9.3	$2,759,999

11)	Warrants

On January 3, 2014 and as more fully described in Note 6 in connection with the issuance of a note payable, the Company issued a warrant for the purchase of 10,000 shares of common stock through May 1, 2017 at $2.00 per share. This warrant was 100% vested upon issuance and had a fair value of $6,940.

On March 6, 2014, the Company granted a warrant to an advisor to the Company for services rendered for the purchase of 25,000 shares of common stock through March 6, 2019 at $1.00 per share. This warrant was 100% vested upon issuance and had a fair value of $14,275. During the nine months ended September 30, 2014, the Company recorded share-based compensation of $14,275 in this connection.

On May 2, 2014 and as more fully described in Note 7 in connection with entering into a credit facility, the Company issued a warrant for the purchase of 2,000,000 shares of common stock through May 2, 2018 at $1.00 per share. This warrant was 100% vested upon issuance and had a fair value of $1,382,000.

On September 2, 2014, the Company issued to independent investors a series of warrants for the purchase of 85,000 shares of restricted common stock through September 2, 2016 at $1.75 per share and received proceeds of $18,000. These warrants were 100% vested upon issuance.

In accordance with its sequencing policy, the Company could not determine if it had sufficient authorized shares to settle the contract as the outstanding Credit Facility (Note 7) is convertible into a variable amount of shares with no floor. On the date of the issuance of the warrants, the Company reclassified the fair value of the warrants of $161,330 from additional paid-in capital to derivative liability. These warrants are collectively marked-to-market at the end of each reporting period with a related non-cash charge or benefits recorded in the Statement of operations as a change in fair value of derivative liability.

The Company used the Black Scholes Model to calculate the fair value of the warrants upon the date of issuance and each reporting date thereafter. The significant inputs and assumptions are summarized in the following table:

Risk free interest rate	0.5%
Dividend yield	Zero
Volatility	100%
Expected term	1.9 to 2.0 years

The stock prices are based upon the Company's closing prices in the open market. The risk free interest rates were United States Treasury rates for the applicable periods. The expected life of the agreement is the remaining term of the warrant. The expected stock price volatility was determined by reference to the historical volatility of the Company's own stock price and the expected volatility as reported by industry peers. The expected dividend yield is zero because the Company has not paid dividends in the past and does not expect to pay dividends in the foreseeable future.

A summary of the changes in warrants outstanding during the nine months ended September 30, 2014 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at December 31, 2013	1,293,304	$5.80	3.9	-
Granted	2,120,000	$1.00	3.8	-
Exercised	-
Forfeited	-
Outstanding at September 30, 2014	3,413,304	$2.86	3.6	$5,311,300

Warrants exercisable at September 30, 2014	3,413,304	$2.86	3.6	$5,311,300

12)	Commitments and Contingencies

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of September 30, 2014 and December 31, 2013 the Company has not accrued for any loss contingencies.

13)	Related Party Transactions

On January 3, 2014 and as more fully described in Note 6, the Company issued a note payable in the amount of $40,000 plus a warrant for the purchase of 10,000 shares of the Company's common stock. This note was purchased by an entity controlled by Mr. Frederick Voight, the Company's Vice president of Investments and a member of the Company's Board of Directors.

During the nine months ended September 30, 2014 and as more fully described in Note 8, the Company raised $1,600,000 through the sale of shares of Series D Preferred Stock. Mr. Frederick Voight, the Company's Vice president of Investments and a member of the Company's Board of Directors, earned a commission of $77,500 in connection with these issuances.

14)	Subsequent Events

a)	Compensation for Services

On October 8, 2014, the Company entered into an agreement with its major customer to be compensated for software licenses provided by the Company during the nine months ended September 30, 2014 through the payment of twelve monthly amounts of $125,000 in Canadian dollars. Due to the uncertainty of payment, revenue is being recognized upon the collection of such funds. The Company has recorded revenues of $351,450 in connection with this agreement during the three and nine months ended September 30, 2014.

b)	Issuance of Convertible Note Payable #1 to Topside

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

c)	Exercise of Warrants

On October 15 and November 7, 2014, we issued 1,290,491 shares of restricted common stock to Topside in connection with its exercise of warrants to purchase 1,518,130 shares of our common stock. We did not receive any consideration for the exercise of these warrants as they were issued pursuant to the cashless exercise provision contained in those warrants.

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

f)	Issuance of Series D Preferred Stock

On various dates from November 5, 2014 through November 26, 2014, the Company raised $1,117,000 through the sale of 111,700 shares of Series D Preferred Stock and received net proceeds of $1,061,150.

g)	Exercise of Warrants

On November 12, 2014, the Company issued 18,750 shares of restricted common stock at $2.00 per share to private investors in connection with the exercise of warrants and received proceeds of $37,500.

h)	Sale of Common Stock

On November 18 2014, the Company issued 17,000 shares of restricted common stock at $2.95 per share to a private investor and received proceeds of $50,150.

i)	Repayments In Connection With The Credit Facility

On November 26, 2014, the Company made principal and interest payments totaling $792,000 in connection with the Credit Facility. Therefore, the total principal currently outstanding in connection with the Credit Facility is $3,308,596 and $73,599, respectively.

j)	Issuance of $300K note to Rhine.

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

k)	Leases

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

Total remaining commitments under these three lease agreements as of September 30, 2014 are as follows:

2014	$54,904
2015	386,724
2016	396,228
2017	291,108
2018	279,379
$1,408,343

* * * * *

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

We had cash of $128,000 as of September 30, 2014 compared to $23,000 as of December 31, 2013. This net increase of $105,000 was attributable:

$4,636,000	Cash received through financing activities
(3,110,000)	Cash used in operating activities net of the effect of foreign exchange rate changes
(1,421,000)	Cash used in investing activities
$105,000	Net increase

We have incurred significant losses and negative cash flows from operations since our inception in April 2010. We have an accumulated deficit of $24,514,000 and a working capital deficiency of $10,737,000 as of September 30, 2014. These conditions raise substantial doubt about our ability to continue as a going concern. We have historically financed our activities through the sale of debt and the private placement of equity securities. Through December 31, 2012, we have dedicated our financial resources to investments as well as general and administrative expenses in the pursuit of the business plan described in the preceding paragraphs. Subsequent to that date, we have dedicated our financial resources to the researching, developing, and testing of the Driver Alertness Detection System™ (DADS™) as well as general and administrative expenses.

We plan to fund our development and eventually commercialization activities beyond September 30, 2014 primarily through the sale of debt and/or equity securities. Subsequent to September 30, 2014 and through the date of this report, we have raised $4,280,000 through the sale of debt and equity securities. As of January 12, 2015, the Company had cash-on-hand of approximately $125,000.

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

Our accounting policies are described in Note 3 to the condensed consolidated financial statements for the nine months ended September 30, 2014 contained elsewhere in this report and in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues

Revenues for the three months ended September 30, 2014 were $351,000 compared to $43,000 for the comparable period in the prior year. Such revenues were exclusively related to DADS™ and this increase of $308,000 was attributable to expanded activities with clients in connection with the testing and development of that technology.

There were no significant direct costs of revenues associated with such revenue.

Research and Development Expense

Research and development expense for the three months ended September 30, 2014 was $1,507,000 compared to $751,000 for the comparable period in the prior year. Such expenses during were exclusively related to the development of DADS™. This increase of $756,000 was attributable primarily to expanded activities in that regard and consisted primarily of an increase in salaries and benefits of $158,000, an increase in the use of subcontractors of $230,000 and an increase in stock-based compensation expense of $505,000 which was offset by a decrease in hardware and software related costs of $64,000.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2014 was $447,000 compared to $92,000 for the comparable period in the prior year. This increase of $355,000 was primarily attributable to an increase in salaries and benefits of $245,000 and an increase in stock-based compensation expense of $58,000.

Other Expense

Other expense for the three months ended September, 2014 was $2,846,000 compared to $107,000 for the comparable period in the prior year. This increase of $2,739,000 was attributable to an increase of $1,934,000 related to the issuance of derivative financial instruments, an increase of $282,000 in amortization of deferred financing costs, and an increase of $550,000 in amortization of debt discount costs. Those increases were offset by a $61,000 benefit related to the change in the fair value of derivative financial instruments. Other amounts included in other expense for the three months ended September 30, 2014 consisted primarily of interest related to notes payable and such amounts were consistent with those in the comparable period in the prior year.

Other Comprehensive Loss

Other comprehensive loss for the three months ended September 30, 2014 and 2013 was $163,000 and $47,000, respectively. Such variations are attributable to changes in the exchange rate between the Canadian and United States dollars and the effect of those changes upon the translation of SRG's financial statements into United States dollars.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Revenues

Revenues for the nine months ended September 30, 2014 were $615,000 compared to $68,000 for the comparable period in the prior year. Such revenues were exclusively related to DADS™ and this increase of $547,000 was attributable to expanded activities with clients in connection with the testing and development of that technology.

There were no significant direct costs of revenues associated with such revenue.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2014 was $3,991,000 compared to $1,611,000 for the comparable period in the prior year. Such expenses during were exclusively related to the development of DADS™. This increase of $2,380,000 was attributable to expanded activities in that regard and consisted primarily of an increase in salaries and benefits of $827,000, an increase in the use of subcontractors of $683,000, and an increase in stock-based compensation expense of $906,000.

Charge for Acquired Research and Development Expense

The charge for acquired research and development expense for the nine months ended September 30, 2013 was $1,468,000. We acquired SRG on January 23, 2013 and its operations consist primarily of research, development, testing, and commercialization of the DADS™ System. We accounted for the acquisition of SRG under the purchase method of accounting whereby assets acquired and liabilities were recorded at their estimated fair values as of the date of the acquisition. A total of $1,468,000 was allocated to acquired in-process research and development and, in conformity with generally accepted accounting practices to expense such costs as incurred, that amount was immediately charged to expense.

There was no similar expense for the nine months ended September 30, 2014.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2014 was $1,473,000 compared to $407,000 for the comparable period in the prior year. This increase of $1,066,000 was attributable to an increase in salaries and benefits of $657,000 and an increase in stock-based compensation expense of $479,000. The remaining general and administrative expenses were generally consistent with the comparable period in the prior year.

Other Expense

Other expense for the nine months ended September, 2014 was $5,558,000 compared to $1,941,000 for the comparable period in the prior year. This increase of $3,617,000 in expenses was attributable to:

a)	An increase in expenses totaling $5,308,000 consisting of an increase of $4,155,000 related to the issuance of derivative financial instruments, an increase of $466,000 in amortization of deferred financing costs, and an increase of $687,000 in amortization of debt discount costs;

b)	An increase in a benefit of $78,000 related to the change in the fair value of derivative financial instruments; and

c)	A decrease in expenses totaling $1,569,000 consisting primarily of a number of charges related to transactions executed in advance of the acquisition of SRG on January 23, 2013. In those transactions we divested ourselves of a number of assets which were not complimentary to our stated goal of developing DADS™.

Other amounts included in other expense for the nine months ended September, 2014 consisted primarily of interest related to notes payable and such amounts were consistent with those in the comparable period in the prior year.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the nine months ended September 30, 2014 was ($324,000) compared to $36,000 for the comparable period in the prior year. Such variations are attributable to changes in the exchange rate between the Canadian and United States dollars and the effect of those changes upon the translation of SRG's financial statements into United States dollars.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

a)	Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level as evidenced by the inability of the Company to file its 10-Q for the quarter ended September 30, 2014 in a timely manner. This deficiency is attributable to an insufficient number of qualified financial personnel within the Company, specifically at SRG, and cash flow constraints that limited the Company in obtaining the services of external professionals necessary to fulfill its reporting obligations in a timely manner.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of September 30, 2014, our internal control over financial reporting, were not effective at the reasonable assurance level:

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

d)	Changes in Internal Control over Financial Reporting

As previously reported, effective January 23, 2013 we acquired SRG, a foreign entity based in Canada through which we conduct most of our day-to-day business activities. Consequently, the material weaknesses described above combined with the acquisition of SRG have affected our internal control over financial reporting as described in the preceding paragraphs.

There were no changes in internal control over financial reporting during the quarter ended September 30, 2014.

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

On September 1, 2014 and in connection with the revision of a debt agreement, we issued 8,000 shares of common stock with a market price that day of $3.35 per share. The issuance of the warrants are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investors are either accredited or sophisticated investors and are familiar with our operations

2)	Preferred Stock

None.

3)	Sale of Warrants to Purchase Common Stock

On September 2, 2014, we sold warrants for the purchase of up to 85,000 shares of common stock through September 2, 2016 at $1.75 per share and received proceeds of $18,000. The issuance of the warrants are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investors are either accredited or sophisticated investors and are familiar with our operations.

4)	Convertible Notes

On May 5, 2014, we entered into a Loan and Security Agreement and Secured Promissory Note (collectively the "Note") with Rhine Partners, LP ("Rhine") under which we borrowed various amounts between that date and September 29, 2014 totaling $3,827,073 and received net proceeds of $3,417,450. The Note bears interest at 18% per annum, is secured by a lien on substantially all of our assets, and matures on November 15, 2015. We are obligated to commence repayment of the principal when we become cash flow positive and may do so without penalty. Outstanding principal may be converted at the election of the Rhine at any time into shares of our Series D Preferred Stock at the price of $10.00 per share or into restricted shares of our common stock at a price of a 60% discount to market based on the average closing price of the five days preceding such election. Rhine has the right to make such a conversion election up to five days after we have tendered repayment of the principal. Additionally on that same day and under the terms of the Note, we issued a warrant for Rhine to purchase up to 2,000,000 shares of our common stock at an exercise price of $1.00 per share through May 2, 2018. The warrant was 100% vested upon issuance. The issuance of the Note and the warrant are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investors are either accredited or sophisticated investors and are familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

There have been no events which are required to be reported under this Item.

ITEM 6	Exhibits

(a)	Exhibits

2.1 (1)	Plan of Reorganization of AP Corporate Services, Inc.

3.1 (1)	Articles of Incorporation of I-Web Media, Inc. filed April 29, 2010

3.2 (5)	Amended Articles of Incorporation of I-Web Media, Inc., filed December 8, 2010 (effective December 29, 2010)

3.3 (5)	Restated Articles of Incorporation of InterCore Energy, Inc., filed December 8, 2010 (effective December 29, 2010)

3.4 (13)	Amendment to Articles of Incorporation of Heartland Bridge Capital, Inc. filed November 26, 2012 (effective May 16, 2012)

3.5 (1)	Bylaws of I-Web Media, Inc.

3.5 (5)	Restated Bylaws of InterCore Energy, Inc.

3.7 (14)	Certificate of Designation for Series C Convertible Preferred Stock

10.1 (1)	Form of “A” Warrant

10.2 (1)	Form of “B” Warrant

10.3 (1)	Form of “C” Warrant

10.4 (1)	Form of “D” Warrant

10.5 (1)	Form of “E” Warrant

10.6 (2)	Agreement to Purchase Common Stock by and between Kenneth S. Barton, Rockland Group, LLC, and I-Web Media, Inc., dated November 3, 2010

10.7 (2)	Securities Purchase Agreement by and between I-Web Media, Inc. and Rockland Group, LLC, dated November 4, 2010

10.8 (3)	Asset Purchase Agreement with New Horizon, Inc. dated December 9, 2010

10.9 (6)	Amendment No. 1 to Asset Purchase Agreement with New Horizon, Inc.

10.10 (3)	Convertible Promissory Note Held by New Horizon, Inc. dated December 9, 2010

10.11 (3)	Assignment of Rights Agreement with New Horizon, Inc. dated December 9, 2010

10.12 (3)	Asset Purchase Agreement with RWIP, LLC dated December 10, 2010

10.13 (3)	Convertible Promissory Note Held by RWIP, LLC dated December 10, 2010

10.14 (3)	Warrant Agreement with RWIP, LLC dated December 10, 2010

10.15 (3)	Consulting Agreement with RWIP, LLC dated December 13, 2010

10.16 (4)	Development Services Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.17 (4)	Warrant Agreement with NorthStar Partners Consulting, LLC, dated December 22, 2010

10.18 (5)	Promissory Note Held by Rockland Group, LLC, dated December 16, 2010

10.19 (5)	Promissory Note Held by Rockland Group, LLC, dated December 27, 2010

10.20 (5)	Form of Warrant Issued to Officers, Directors and Consultants on December 29, 2010

10.21 (7)	Common Stock Purchase Warrant issued to Wexford Partners, L.P. dated March 21, 2011

10.22 (7)	Reorganization and Stock Purchase Agreement with the iSafe Entities and iSafe Holders dated March 21, 2011

10.23 (7)	Employment Agreement with Joseph W. Tischner dated March 22, 2011

10.24 (8)	Promissory Note Held by Rockland Group dated December 29, 2010

10.25 (9)	Series A Preferred Stock Purchase Agreement by and between InterCore Energy, Inc. and HepatoChem, Inc. dated September 15, 2011

10.26 (9)	Purchase Agreement by and between InterCore Energy, Inc. and Digisort, LLC dated November 18, 2011

10.27 (10)	Letter of Intent with Legends & Heroes, Inc. dated December 1, 2011

10.28 (11)	Form of Warrant Repricing Agreement

10.29 (11)	Form of Repriced Warrant

10.30 (14)	Amended and Restated Share Exchange Agreement by and between InterCore Energy, Inc., SRG, Inc. and the shareholders of SRG dated January 15, 2013

10.31 (14)	Assignment and Assumption Agreement by and between InterCore Energy, Inc. and HLBC Distribution Company, Inc. dated January 15, 2013

10.32 (14)	Asset Purchase Agreement by and between InterCore Energy, Inc. and Rockland Group, LLC dated January 15, 2013

10.33 (15)	Promissory Note issued to Fandeck Associates, Inc., a Texas corporation, dated March 15, 2013

10.34 (15)	Letter Agreement with Fandeck Associates, Inc. dated April 17, 2013

99.1 (16)	InterCore, Inc. 2014 Non-Qualified Stock Option Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form 10-12G/A filed with the Commission on August 12, 2010.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 15, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 23, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 30, 2010.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 14, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 24, 2011.
(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 15, 2011.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2011.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 8, 2011
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 29, 2012
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 26, 2012
(14)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 29, 2013
(15)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2013
(16)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on December 23, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterCore, Inc.

Dated: January 21, 2015	/s/	James F. Groelinger
	By:	James F. Groelinger
	Its:	Chief Executive Officer

